Form 10-Q
period 1996-03-31
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1996-05-21
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 33-83116

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

          FLORIDA                                     65-0496132
          -------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation of organization)

4700 NW BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL     33431
- - -------------------------------------------------------    ------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code                             (407) 997-0708
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on March 31, 1996, was 251,536 shares.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION

                               Table of Contents


Part I. Financial Information
  Statement of Operations (unaudited), three months ended March 31, 1996.......3
  Balance Sheets, March 31, 1996 (unaudited) and December 31, 1995.............4
  Statements of Changes in Stockholders' Equity, three months ended
    March 31, 1996 (unaudited) and the year ended December 31, 1995............6
  Statement of Cash Flows (unaudited), three months ended March 31, 1996.......7
  Notes to Financial Statements (unaudited)....................................8
  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................11

Part II Other Information
    Item 1. Legal Proceedings.................................................13
    Item 2. Changes in Securities.............................................13
    Item 3. Defaults Upon Senior Securities...................................13
    Item 4. Submission of Matters to a Vote of Security Holders...............13
    Item 5. Other Information.................................................13
    Item 6. Exhibits and Reports on Form 8-K..................................13

Signatures....................................................................14

Exhibit Index...................................................................

                          PART I FINANCIAL INFORMATION

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   UNAUDITED



Revenues:
  Standard premium earned, net of discounts                     $   6,917,029
  Less premium ceded for reinsurance                                4,979,331
                                                                -------------
    Net premium earned                                              1,937,698
                                                                -------------
  Less loss and loss adjustment expenses                            1,382,313
                                                                -------------

    Premiums available for operations                                 555,385

  Earned premium LPT transaction                                      162,757
  Interest earnings                                                   248,041
                                                                -------------
                                                                      966,183

Policy acquisition and other underwriting expenses                    848,359
                                                                -------------
      Income before income taxes                                      117,824

Income tax expense                                                     40,000
                                                                -------------

    Net income                                                  $      77,824
                                                                =============

    Earnings per common share and
      common share equivalent                                   $        0.76
                                                                =============



The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEET
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                                     ASSETS
                                                       March 31,    December 31,
                                                         1996           1995
                                                     -----------     -----------
                                                      (Unaudited)

Investments with fixed maturities                    $12,548,087     $14,439,231
Cash and cash equivalents                              2,718,356       2,242,245
Premiums receivable, less allowance for
  doubtful accounts 1996 $744,246; 1995 $613,125       3,881,855       4,849,556
Reinsurance and related recoverables:
  Paid loss recoverable                                  169,842          94,598
  Loss and loss adjustment expenses                   15,642,408      14,471,111
  Prepaid reinsurance premiums                            98,161         530,957
Advances receivable                                      319,582         175,832
Accrued investment income                                145,389         211,277
Prepaid expenses                                       1,204,050       1,821,000
Deferred income taxes                                  1,028,700       1,084,000
Deferred policy acquisition costs                        563,474         389,737
Equipment, less accumulated depreciation
  1996 $19,749; 1995 $4,837                              316,661         289,871
Other assets, net                                        211,939         101,202
                                                     -----------     -----------
                                                     $38,848,504     $40,700,617
                                                     ===========     ===========



The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEET - CONTINUED
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                         1996           1995
                                                     -----------     -----------
                                                      (Unaudited)

Reserves for losses and loss adjustment expenses       $27,825,314  $28,306,416
Liabilities:
  Accounts payable and accrued expenses                  2,094,654    2,709,469
  Unearned and return premium payable                    2,433,710    2,346,983
  Deferred gain on loss portfolio transfer                 598,121      760,878
  Accrued income taxes and special tax deposits             12,900    1,078,200
                                                       -----------  -----------
                                                         5,149,385    6,895,530
Commitments and contingencies
  Total reserves and liabilities                        32,974,699   35,201,946
Stockholders' equity:
  Convertible preferred stock series A, 6% cumulative,
    $1 par value, authorized shares 900,000; issued and
    outstanding 251,536 shares (aggregate liquidation
    preference of $2,515,360 at March 31, 1996)            251,536      221,805
  Additional paid - in capital, preferred series A       2,263,824    1,996,245
  Convertible preferred stock series B, $1 par value,
    authorized, issued and outstanding 3,200,000 share   3,200,000    3,200,000
  Common stock, $1 par value, authorized 15,000,000
    shares; 102,501 shares issued and outstanding          102,501      102,501
  Retained earnings (deficit)                               55,944      (21,880)
                                                       -----------  -----------
                                                         5,873,805    5,498,671
                                                       -----------  -----------
                                                       $38,848,504  $40,700,617
                                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1995





                                            Additional
                                             Paid - in
                       Preferred stock       Capital                    Retained
                    ---------------------    Preferred      Common      Earnings
                     Series A    Series B    Series A       Stock      (Deficit)
                    --------   ----------    ----------    --------    --------

Balance, beginning  $    -      $     -      $      -      $102,501    $(10,245)

  Preferred stock
    issued
    for cash         221,805    3,200,000     1,996,845

  Net (loss)                                                            (11,635)
                    --------   ----------    ----------    --------    --------

Balance,
 December 31, 1995   221,805    3,200,000     1,996,845     102,501     (21,880)

  Preferred stock
    issued
    for cash
    (Unaudited)       29,731                    267,579

  Net income
    (Unaudited)                                                          77,824
                    --------   ----------    ----------    --------    --------

Balance March 31,
  1996 (Unaudited)  $251,536   $3,200,000    $2,264,424    $102,501    $ 55,944
                    ========   ==========    ==========    ========    ========


The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


OPERATING ACTIVITIES

  Net income                                                    $      77,824
  Adjustments:
    Change in net insurance reserves                               (1,727,643)
    Change in premiums receivable                                     967,701
    Accrued income taxes                                           (1,065,300)
    Other                                                             345,806
                                                                -------------
      Net cash and cash equivalents
      (used in) operating activities                               (1,401,612)
                                                                -------------

INVESTING ACTIVITIES

  Proceeds from investment maturities                               1,875,806
  Payments for other assets                                          (112,251)
  Purchase of equipment                                               (39,392)
  Payments of advances, net                                          (143,750)
                                                                -------------
      Net cash and cash equivalents
      provided by investing activities                              1,580,413
                                                                -------------

FINANCING ACTIVITIES


  Proceeds from issuance of preferred stock                           297,310
                                                                -------------
    Net cash and cash equivalents provided
      by financing activities                                         297,310
                                                                -------------

Net increase in cash and cash equivalents                             476,111

Cash and cash equivalents, beginning of period                      2,242,245
                                                                -------------

Cash and cash equivalents, end of period                        $   2,718,356
                                                                =============


The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

  These financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

  Reference should be made to the "Notes to Financial Statements" on pages F - 8 through F - 22 of the registrant's Form 10 - K for the year ended December 31, 1995. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

  Some figures in the 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications have no effect on net income or stockholders' equity, as previously reported.

  Comparative results of operations and cash flow information is not presented because the registrant did not begin insurance operations until December, 1995. Activity until that time was limited to organizational activities.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. There was no adjustment of net income required because there were no preferred stock dividends declared during the period. There was no change in the average number of outstanding common shares from December 31, 1995, and there was no dilution of common stock because the preferred stock is not convertible to common stock before January 1, 2000.

NOTE 3 - INVESTMENTS

  Investment activity for the period ending March 31, 1996 consisted entirely of the collection of maturities and early call proceeds of fixed maturity securities, which totalled $1,875,806. Market value of the Company's available for sale fixed maturity securities continued to approximate amortized cost, accordingly no provision for appreciation (depreciation) in investments is recorded in stockholders' equity.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED


NOTE 4 - INCOME TAXES

  The provision for income taxes for the period ended March 31, 1996 is as follows:

    Federal income taxes currently payable (refundable)   $ (15,300)
    Deferred federal income taxes                            55,300
                                                          ---------
                                                          $  40,000
                                                          =========
NOTE 5 - REINSURANCE

  The Company's financial statements reflect the effects of ceded reinsurance transactions. The Company does not assume reinsurance in the ordinary course of business. However, effective November 30, 1995, the Company, in a transaction approved by the Florida Department of Insurance, assumed the insurance assets and liabilities of Associated Business & Commerce Workers' Compensation Self - Insurance Fund by virtue of a loss portfolio transaction. The excess of premium received over losses assumed was treated as deferred LPT premium on the balance sheet.

  The deferred LPT premium is earned in the ratio of assumed losses paid to total assumed losses. Deferred LPT premium earned for the period ended March 31, 1996 totalled $162,757.

  Ceded reinsurance involves transferring certain risks the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the company from potential losses in excess of the amount it is prepared to accept.

  The Company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the Company will pay the shortfall.

  The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the period ended March 31, 1996:

    Premiums earned:
      Direct                       $  6,917,029
      Ceded                          (4,979,331)
                                   ------------
        Net premiums earned        $  1,937,698
                                   ============

    Insurance losses and loss adjustment expenses:
      Direct                       $  4,190,627
      Ceded                          (2,808,314)
                                   ------------
        Net insurance losses       $  1,382,313
                                   ============

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   UNAUDITED


NOTE 6 - LEGAL PROCEEDINGS

  From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the date of the accountants' report, the Company is not party to any legal proceedings outside of its ordinary workers compensation settlement business which management believes would materially affect the financial position or operations of the Company with the exception of the matter described below.

  In July, 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, for breach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contract, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995 the trial court granted the Fund's renewed motion for summary judgment. ARMI has filed an appeal as to this judgment as well. The Fund intends to continue to pursue and defend this claim on its own behalf. There can be no assurance however, that, in the event of an unfavorable ruling against the Fund, recovery would not be sought from the Company. In the event there is an unfavorable outcome, which management believes to be unlikely, the Fund's liability is estimated at less than $1,000,000.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 March 31, 1996


RESULTS OF OPERATIONS
The Company is reporting income before taxes for the first quarter of 1996 of $118,000 based on premium volume of $6,900,000. Annualized premium as of March 31, 1996 amounts to approximately $27,700,000 or a slight reduction from the calendar year 1995 amount of $27,900,000. As discussed in the Company's Form 10-K for 1995, certain insureds elected not to renew their coverage with the Company effective January 1, 1996, which management perceived as being the result of increased competition generated by favorable 1993 legislative changes and also the late date in 1995 that the Company completed its plan to announce the availability of non-assessable insurance coverage. Since the Form 10-K was prepared and filed, the Company has written new business which has resulted in a restoration to 1995 writing levels. The adjustments to premium pricing and availability factors as discussed in Form 10-K, have resulted in a greater portion of submissions being accepted by potential customers. Although writings have been restored to 1995 levels, leading management to be optimistic regarding the Company's 1996 writings, the adjustments to budgeted expenditures made by management in response to the reduction of January 1, 1996 renewals remain in place, to be modified only to the extent required by increasing premium volume.

As a result of the full absorption of the Company's 70% quota-share arrangements, earned premiums ceded for reinsurance (including excess loss re-insurance) amounts to 72% of earned premium. Loss and operating expense ratios are effected somewhat by the ceding of premium in comparison to 1995's ratios during which the quota-share treaty was only in effect for the last quarter of the year.

For the first quarter of 1996, the loss and loss expense ratio is 71.3% and the expense ratio is 43.8% or a combined ratio of 115.1%. The investment ratio (interest and investment earnings divided by net earned premium) amounted to 12.8% for the first quarter resulting in an overall operating ratio of 102.3%. Included within the statement of operations is recognition of deferred gain on the loss portfolio transfer transaction between the Company and the Company's predecessor, Associated Business & Commerce Workers' Compensation Self-Insurance Fund (the "Fund"), of approximately $163,000. Without the recognition of this gain, the Company would have recorded an operating loss before income taxes of approximately $45,000.

For the three months ended March 31, 1995, the Fund reported earned premium of approximately $6,600,000 and income before taxes of approximately $16,000 in its unaudited financial statements. The Fund was not a party to any quota-share reinsurance treaty during that period nor was any management agreement in effect as is the case with the Company for the first quarter of 1996. Policy acquisition and other underwriting expenses for the Company for the first quarter include approximately $144,000 of amounts paid to the Company's parent, Associated Business & Commerce Holdings, Inc. ("Holdings"), which was utilized by Holdings for debt service on its loan from Underwriters Reinsurance Company ("Underwriters").

LIQUIDITY AND CAPITAL RESOURCES
As was anticipated and described in the Company's Form 10-K, cash flows from operating activities for the 1st quarter were a negative $1,400,000. This was anticipated because of the Company's quota-share arrangements with Underwriters. Such negative cash flows from operations were offset by proceeds from investment maturities and other investment activities realizing cash flows of approximately $1,600,000 and from proceeds from the issuance of additional Series A preferred stock of approximately $300,000 resulting in an overall increase in cash and cash equivalents for the three months ended March 31, 1996 of $476,000.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 March 31, 1996

Invested assets reduced from $14,400,000 at the end of 1995 to $12,500,000 as of March 31, 1996 with an increase in cash of approximately $500,000. Negative cash flows from operations are expected to continue throughout 1996 as funding of the quota-share recoverables continues by virtue of the transfer of premium to the quota-share reinsurer pursuant to the quota-share treaty. As claims are settled and paid in the future, management anticipates that such negative flows will eventually reverse or stabilize as reimbursements due from the reinsurer for claims paid and other reimbursements for operating expenses equal or exceed premiums due pursuant to the treaty.

On a statutory basis, the Company is reporting statutory surplus of approximately $4,800,000 and statutory net income of $21,500 for the quarter ended March 31, 1996. Based upon the Company's current writings, required statutory surplus is the minimum of $4,000,000, pursuant to Florida's Insurance Code.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
                            Part II Other Information

ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments in those matters discussed in Item 3 of the Company's Form 10-K for 1995.

ITEM 2. CHANGES IN SECURITIES
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
a) EXHIBIT INDEX
   -------------
   Exhibit 27    Financial Data Schedule
b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION Registrant

Date: May 20, 1996          /s/ JAMES R. NAU
                            ----------------------------------------------------
                            James R. Nau
                            President

Date: May 20, 1996          /s/ CLIFFORD G. MERRITT
                            ----------------------------------------------------
                            Clifford G. Merritt
                            Vice President, Finance
                            (Principal Financial and Accounting Officer)