Form 10-Q/A
period 1996-03-31
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1996-08-21
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 33-83116

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

          FLORIDA                                     65-0496132
          -------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation of organization)

4700 NW BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL     33431
- -------------------------------------------------------    ------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code                             (561) 997-0708
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on August 5, 1996, was 243,860 shares.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION

                               Table of Contents

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K .........................3

Signatures ...........................................................4

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
                            Part II Other Information


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

                            ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION Registrant


Date: August 21, 1996        /s/ JAMES R. NAU
                            ----------------------------------------------------
                            James R. Nau
                            President

Date: August 20, 1996        /s/ CLIFFORD G. MERRITT
                            ----------------------------------------------------
                            Clifford G. Merritt
                            Vice President, Finance
                            (Principal Financial and Accounting Officer)