Form 10-Q
period 1996-06-30
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1996-08-21
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 33-83116

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

          FLORIDA                             65-0496132
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation of organization)

    4700 NW BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL        33431
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number,
    including area code                                           (561) 997-0708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on August 5, 1996 was 243,860 shares.


                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION

                                TABLE OF CONTENTS

Part I. Financial Information
  Statement of Operations (unaudited), three months and six months ended June 30, 1996.....3
  Balance Sheets, June 30, 1996 (unaudited) and December 31, 1995..........................4
  Statements of Changes in Stockholders' Equity, six months ended
      June 30, 1996 (unaudited) and the year ended December 31, 1995.......................6
  Statement of Cash Flows (unaudited), six months ended June 30, 1996......................7
  Notes to Financial Statements (unaudited) ...............................................8
  Management's Discussion and Analysis of Financial Condition and Results of Operations...12

Part II. Other Information
  Item 1. Legal Proceedings...............................................................14
  Item 2. Changes in Securities...........................................................14
  Item 3. Defaults Upon Senior Securities.................................................14
  Item 4. Submission of Matters to a Vote of Security Holders.............................14
  Item 5. Other Information...............................................................14
  Item 6. Exhibits and Reports on Form 8-K................................................14

Signatures................................................................................15


                          PART I FINANCIAL INFORMATION

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996
                                    UNAUDITED

                                                  THREE MONTHS      SIX MONTHS
                                                      ENDED            ENDED
                                                 MARCH 31, 1996    JUNE 30, 1996
                                                 --------------    -------------
Revenues:
    Standard premium earned, net of discounts      $ 6,917,029      $13,641,277
    Less premium ceded for reinsurance               4,979,331        9,796,467
                                                   -----------      -----------
        Net premium earned                           1,937,698        3,844,810

    Less loss and loss adjustment expenses           1,382,313        2,440,036
                                                   -----------      -----------
        Premiums available for operations              555,385        1,404,774

    Earned premium LPT transaction                     162,757          245,036
    Interest earnings                                  248,041          469,779
                                                   -----------      -----------
                                                       966,183        2,119,589
Policy acquisition and other underwriting
    expenses                                           848,359        1,836,589
                                                   -----------      -----------
           Income before income taxes                  117,824          283,000

Income tax expense                                      40,000           96,000
                                                   -----------      -----------
        Net income                                 $    77,824      $   187,000
                                                   ===========      ===========
        Earnings per common share and
           common share equivalent                 $      0.76      $      1.40
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEET
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                    ASSETS
                                                          JUNE 30,       DECEMBER 31,
                                                           1996              1995
                                                        (UNAUDITED)
                                                        -----------      -----------
Investments with fixed maturities                       $11,597,372      $14,439,231
Cash and cash equivalents                                 1,145,017        2,242,245
Premiums receivable, less allowance for
    doubtful accounts 1996 $874,679; 1995 $613,125        4,771,982        4,849,556
Reinsurance and related recoverables:
    Paid loss recoverable                                   369,581           94,598
    Loss and loss adjustment expenses                    17,634,142       14,471,111
    Prepaid reinsurance premiums                            186,776          530,957
Advances receivable                                         462,397          175,832
Accrued investment income                                   157,475          211,277
Prepaid expenses                                            663,830        1,821,000
Deferred income taxes                                       988,000        1,084,000
Deferred policy acquisition costs                           587,501          389,737
Equipment, less accumulated depreciation
    1996 $36,163; 1995 $4,837                               525,594          289,871
Other assets, net                                            82,063          101,202
                                                        -----------      -----------
                                                        $39,171,730      $40,700,617
                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEET - CONTINUED
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1996            1995
                                                                           -----------    ------------
                                                                           (UNAUDITED)

Reserves for losses and loss adjustment expenses                           $27,379,052    $28,306,416
Liabilities:
    Accounts payable and accrued expenses                                    2,385,285      2,709,469
    Unearned and return premium payable                                      2,945,161      2,346,983
    Deferred gain on loss portfolio transfer                                   515,842        760,878
    Accrued income taxes and special tax deposits                               28,200      1,078,200
                                                                           -----------    -----------
                                                                             5,874,488      6,895,530
Commitments and contingencies
    Total reserves and liabilities                                          33,253,540     35,201,946
Stockholders' equity:
    Convertible preferred stock series A, 6% cumulative,
        $1 par value, authorized shares 1,900,000; issued and
        outstanding 249,454 shares (aggregate liquidation
        preference of $2,494,540 at June 30, 1996)                             249,454        221,805
    Additional paid - in capital, preferred series A                         2,245,086      1,996,245
    Convertible preferred stock series B, $1 par value,
        authorized, issued and outstanding 3,200,000 shares                  3,200,000      3,200,000
    Common stock, $1 par value, authorized 15,000,000
        shares; 102,501 shares issued and outstanding                          102,501        102,501
    Retained earnings (deficit)                                                121,149        (21,880)
                                                                           -----------   ------------
                                                                             5,918,190      5,498,671
                                                                           -----------   ------------
                                                                           $39,171,730   $ 40,700,617
                                                                           ===========   ============

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1995

                                                                ADDITIONAL
                                                                PAID - IN
                                       PREFERRED STOCK           CAPITAL                  RETAINED
                                     ---------------------      PREFERRED    COMMON       EARNINGS
                                     SERIES A     SERIES B      SERIES A     STOCK        (DEFICIT)
                                     --------     --------    -----------   --------     ----------
Balance, beginning of period       $     --      $     --     $     --     $  102,501   $  (10,245)

    Preferred stock issued
        for cash                      221,805     3,200,000    1,996,845

    Net (loss)                                                                             (11,635)
                                   ----------    ----------   ----------   ----------   ----------

Balance, December 31, 1995            221,805     3,200,000    1,996,845      102,501      (21,880)

    Preferred stock issued
        for cash (Unaudited)           27,649                    248,841

    Dividends to preferred
        stockholders (Unaudited)                                                           (43,971)

    Net income (Unaudited)                                                                 187,000
                                   ----------    ----------   ----------   ----------   ----------

Balance June 30,
    1996 (Unaudited)               $  249,454    $3,200,000   $2,245,686   $  102,501   $  121,149
                                   ==========    ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

OPERATING ACTIVITIES

    Net income                                                      $   187,000
    Adjustments:
        Change in net insurance reserves                             (4,365,378)
        Change in premiums receivable                                    77,574
        Accrued income taxes                                         (1,050,000)
        Other                                                         1,543,419
                                                                    -----------
           Net cash and cash equivalents
           (used in) operating activities                            (3,607,385)
                                                                    -----------

INVESTING ACTIVITIES

    Proceeds from investment maturities                               2,815,140
    Proceeds for other assets, net                                       (3,888)
    Purchase of equipment                                              (247,049)
    Payments of advances, net                                          (286,565)
                                                                    -----------
           Net cash and cash equivalents
           provided by investing activities                           2,277,638
                                                                    -----------

FINANCING ACTIVITIES

    Payment of preferred dividends                                      (43,971)
    Proceeds from issuance of preferred stock                           276,490
                                                                    -----------
        Net cash and cash equivalents provided
           by financing activities                                      232,519
                                                                    -----------

Net (decrease) in cash and cash equivalents                          (1,097,228)

Cash and cash equivalents, beginning of period                        2,242,245
                                                                    -----------

Cash and cash equivalents, end of period                            $ 1,145,017
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.

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

    Comparative results of operations and cash flow information is not presented because the registrant did not begin insurance operations until December 1995. Activity until that time was limited to organizational activities.

NOTE 2 - INVESTMENTS

    Investment activity for the period ending June 30, 1996 consisted of the collection of maturities, early call proceeds and proceeds from the sale of certain available for sale fixed maturity securities, which totalled $2,813,631. Market value of the Company's available for sale fixed maturity securities continued to approximate amortized cost; accordingly no provision for appreciation (depreciation) in investments is recorded in stockholders' equity.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED


NOTE 3 - EARNINGS PER SHARE

    Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. Net income was adjusted by preferred dividends declared and paid during April 1996. There was no change in the average number of outstanding common shares from December 31, 1995, and there was no dilution of common stock because the preferred stock is not convertible to common stock before January 1, 2000. The calculation of earnings per share for the three and six month periods ended June 30, 1996 is based upon the following information:


                                                             THREE MONTHS        SIX MONTHS
                                                                ENDED               ENDED
                                                            MARCH 31, 1996      JUNE 30, 1996
                                                           ---------------      -------------
        Net income                                           $   77,824         $    187,000
        Dividends applicable to Convertible Series A,
           6% cumulative preferred stock                              -              (43,971)
                                                             ----------         ------------
                                                             $   77,824         $    143,029
                                                             ==========         ============

NOTE 4 - INCOME TAXES

    The provision for income taxes for the period ended June 30, 1996 is as follows:

        Federal income taxes currently payable (refundable)                     $          -
        Deferred federal income taxes                                                 96,000
                                                                                ------------
                                                                                $     96,000
                                                                                ============

NOTE 5 - REINSURANCE

    The Company's financial statements reflect the effects of ceded reinsurance transactions. The Company does not assume reinsurance in the ordinary course of business. However, effective November 30, 1995, the Company, in a transaction approved by the Florida Department of Insurance, assumed the insurance assets and liabilities of Associated Business & Commerce Workers' Compensation Self - Insurance Fund, the Company's predecessor (the "Fund"), by virtue of a loss portfolio transaction ("LPT"). The excess of premium received over losses assumed was treated as deferred LPT premium on the balance sheet.

    The deferred LPT premium is earned in the ratio of assumed losses paid to total assumed losses. Deferred LPT premium earned for the period ended June 30, 1996 totalled $245,036.

    Ceded reinsurance involves transferring certain risks the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED

NOTE 5 - REINSURANCE (CONTINUED)

    The Company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the Company will pay the shortfall.

    The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the period ended June 30, 1996:

        Premiums earned:
           Direct                                            $   13,641,277
           Ceded                                                 (9,796,467)
                                                             --------------
        Net premiums earned                                  $    3,844,810
                                                             ==============
        Insurance losses and loss adjustment expenses:
           Direct                                            $    8,290,933
           Ceded                                                 (5,850,897
                                                             --------------
             Net insurance losses                            $    2,440,036
                                                             ==============

NOTE 6 - LEGAL PROCEEDINGS

    From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the filing date of the Form 10-Q, the Company is not party to any legal proceedings outside of its ordinary workers compensation settlement business which management believes would materially affect the financial position or operations of the Company with the exception of the matter described below.

    In July 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, forbreach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contract, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995 the trial court granted the Fund's renewed motion for summary judgment. ARMI has filed an appeal as to this judgment as well. The Fund intends to continue to pursue and defend this claim on its own behalf. There can be no assurance however, that, in the event of an unfavorable ruling against the Fund, recovery would not be sought from the Company. In the event there is an unfavorable outcome, which management believes to be unlikely, the Fund's liability is estimated at less than $1,000,000, for which the Company would be responsible.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    UNAUDITED

NOTE 6 - RELATED PARTY TRANSACTIONS

    All of the Company's outstanding common stock as well as all of the outstanding Series B preferred stock are owned by the Company's parent, Associated Business & Commerce Holdings, Inc. ("Holdings"). Holdings was organized in March 1995 for the purpose of providing financing and performing certain management services for the Company under a management agreement. All common stock and Series B preferred stock have been pledged as collateral against a note payable issued by Holdings.

    The note payable of Holdings was issued to the Company's quota share reinsurer, Underwriters Reinsurance Company ("Underwriters"). The loan bears interest at 12.75% per annum, and, if not prepaid, is due on September 30, 2000. Holdings expects to repay the loan from fees paid by the Company under a management agreement.

    Holdings renegotiated the loan agreement with Underwriters during the second quarter of 1996, reducing the level of cash flows required for debt service, and concurrently reduced the management fee to 11.3% of written premium. The management agreement originally called for the Company to pay 14.1% of written premium to Holdings in return for Holdings performing certain administrative functions and paying certain costs on behalf of the Company. Management fee expense incurred by the Company under the terms of this renegotiated agreement totaled $1,693,002 for the period ended June 30, 1996.

    Policy acquisition and other underwriting expenses reflected in the statement of operations for the period period ended June 30, 1996 are net of $2,394, 679 in ceding commissions paid to the Company by Underwriters.

    The advances receivable at June 30, 1996 of $462,397 represents working capital advances to Holdings which are non - interest bearing and will be repaid as cash flow of Holdings permits.

NOTE 7 - STOCKHOLDERS' EQUITY

    On May 2, 1996, the Company's Board of Directors adopted an amendment to its articles of incorporation to increase the number of authorized shares of 6% Cumulative Convertible Preferred Stock, Series A, from 900,000 to 1,900,000.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996

RESULTS OF OPERATIONS

The Company is reporting income before taxes for the first two quarters of 1996 of $283,000 based on premium volume of $13,600,000. Annualized premium as of June 30, 1996 amounts to approximately $27,300,000 or a slight reduction from the calendar year 1995 amount of $27,900,000. As discussed in the Company's Form 10-K for 1995, certain insureds elected not to renew their coverage with the Company effective January 1, 1996, which management perceived as being the result of increased competition generated by favorable 1993 legislative changes and also the late date in 1995 that the Company completed its plan to announce the availability of non-assessable insurance coverage. Since the Form 10-K was prepared and filed, the Company has written new business which has resulted in a restoration to 1995 writing levels. The adjustments to premium pricing and availability factors as discussed in the Form 10-K have resulted in a greater portion of submissions being accepted by potential customers. Although writings have been restored to 1995 levels, leading management to be optimistic regarding the Company's 1996 writings, the adjustments to budgeted expenditures made by management in response to the reduction of January 1, 1996 renewals remain in place, to be modified only to the extent required by increasing premium volume.

As a result of the full absorption of the Company's 70% quota-share arrangements, earned premiums ceded for reinsurance (including excess loss re-insurance) amounts to 71.8% of earned premium. Loss and operating expense ratios are effected somewhat by the ceding of premium in comparison to 1995's ratios during which the quota-share treaty was only in effect for the last quarter of the year.

For the first two quarters of 1996, the loss and loss expense ratio is 63.5% and the expense ratio is 47.8% or a combined ratio of 111.2%. The investment ratio (interest and investment earnings divided by net earned premium) amounted to 12.2% for the second quarter resulting in an overall operating ratio of 99%. Included within the statement of operations is recognition of deferred gain on the loss portfolio transfer transaction between the Company and the Fund of approximately $245,000. Without the recognition of this gain, the Company would have recorded operating income before income taxes of approximately $38,000.

For the six months ended June 30, 1995, the Fund reported earned premium of approximately $13,600,000 and income before taxes of approximately $354,000 in its unaudited financial statements. The Fund was not a party to any quota-share reinsurance treaty during that period nor was any management agreement in effect as is the case with the Company for 1996. Policy acquisition and other underwriting expenses for the Company for the first quarter included approximately $144,000 of amounts paid to Holdings, which was utilized by Holdings for debt service on its loan from Underwriters. However, based upon Holdings renegotiating the terms of its note payable to Underwriters, no amount of the management fee was used for debt service during the second quarter.

As indicated above, Holdings renegotiated its note payable with Underwriters during the second quarter ended June 30, 1996. Under the revised agreement, no principal or interest payments are payable until March 31, 1997, and Underwriters will refund all principal and interest payments made through June 30, 1996. All other terms of the note remain unchanged.

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 June 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

As was anticipated and described in the Company's Form 10-K, cash flows from operating activities for the first two quarters was a negative $3,600,000. This was anticipated because of the Company's quota-share arrangements with Underwriters. Such negative cash flows from operations were offset by proceeds from investment maturities and other investment activities realizing cash flows of approximately $2,300,000 and from proceeds from the issuance of additional Series A preferred stock of approximately $276,000 resulting in an overall decrease in cash and cash equivalents for the six months ended June 30, 1996 of approximately $1,100,000.

Invested assets reduced from $14,400,000 at the end of 1995 to $11,600,000 as of June 30, 1996 with a decrease in cash of approximately $1,100,000. Negative cash flows from operations are expected to continue throughout 1996 as funding of the quota-share recoverables continues by virtue of the transfer of premium to the quota-share reinsurer pursuant to the quota-share treaty. As claims are settled and paid in the future, management anticipates that such negative flows will eventually reverse or stabilize as reimbursements due from the reinsurer for claims paid and other reimbursements for operating expenses equal or exceed premiums due pursuant to the treaty.

On a statutory basis, the Company is reporting statutory surplus of approximately $4,900,000 and statutory net income of $893,000 for the six months ended June 30, 1996. Based upon the Company's current writings, required statutory surplus is the minimum of $4,000,000, pursuant to Florida's Insurance Code.

On May 2, 1996, the Company's Board of Directors adopted an amendment to its articles of incorporation to increase the number of authorized shares of 6% Cumulative Convertible Preferred Stock, Series A, from 900,000 to 1,900,000.

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

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
a)       EXHIBIT INDEX
         Exhibit 27  Financial Data Schedule
b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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