Form 10-Q
period 1996-09-30
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1996-11-14
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission file number 33-83116
                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

                     FLORIDA                               65-0496132
          ------------------------------               -------------------
         (State or other jurisdiction of                 (IRS Employer
          incorporation of organization)               Identification No.)


         4700 NW BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL      33431
         -------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number,
         including area code                            (561) 997-0708


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No [ ]


The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on November 7, 1996 was 249,716 shares.



                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION

                                TABLE OF CONTENTS

Part I. Financial Information
   Statement of Operations (unaudited), three months and nine months ended September 30, 1996............3
   Balance Sheets, September 30, 1996 (unaudited) and December 31, 1995..................................4
   Statements of Changes in Stockholders' Equity, nine months ended
      September 30, 1996 (unaudited) and the year ended December 31, 1995................................6
   Statement of Cash Flows (unaudited), nine months ended September 30, 1996.............................7
   Notes to Financial Statements (unaudited) ............................................................8
   Management's Discussion and Analysis of Financial Condition and Results of Operations................13

Part II Other Information
      Item 1. Legal Proceedings.........................................................................15
      Item 2. Changes in Securities.....................................................................15
      Item 3. Defaults Upon Senior Securities...........................................................15
      Item 4.  Submission of Matters to a Vote of Security Holders......................................15
      Item 5. Other Information.........................................................................15
      Item 6.  Exhibits and Reports on Form 8-K.........................................................15

      Signatures........................................................................................16


                          PART I FINANCIAL INFORMATION

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          STATEMENT OF OPERATIONS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   UNAUDITED

                                                         THREE MONTHS      NINE MONTHS
                                                            ENDED             ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                             1996               1996
                                                         ------------      ------------
Revenues:
        Standard premium earned, net of discounts        $  7,946,489      $ 21,587,766
        Less premium ceded for reinsurance                  5,302,634        15,099,101
                                                         ------------        ----------
                Net premium earned                          2,643,855         6,488,665
                                                         ------------        ----------

       Less loss and loss adjustment expenses              1,402,347         3,842,383
                                                         ------------        ----------

                Premiums available for operations           1,241,508         2,646,282

        Earned premium LPT transaction                         79,477           324,513
        Interest earnings                                     180,082           649,861
                                                         -----------         ----------
                                                            1,501,067         3,620,656
                                                         ------------        ----------

Policy acquisition and other underwriting expenses          1,333,250         3,169,839
                                                         ------------        ----------
                        Income before income taxes            167,817           450,817

Income tax expense                                            138,297           234,297
                                                         ------------        ----------

                Net income                               $     29,520       $   216,520
                                                         ============       ===========
                Earnings per common share and
                        common share equivalent          $       0.29       $      1.68
                                                         ============       ===========

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                  BALANCE SHEET
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                                     ASSETS
                                     ------
                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1996          1995
                                                                  --------------  ------------
                                                                    (UNAUDITED)

Investments with fixed maturities                                 $  9,751,896     $ 14,439,231
Cash and cash equivalents                                            2,311,149        2,242,245
Premiums receivable, less allowance for
        doubtful accounts 1996 $1,033,059; 1995 $613,125             5,599,393        4,849,556
Reinsurance and related recoverables:
        Paid loss recoverable                                          403,700           94,598
        Loss and loss adjustment expenses                           18,258,957       14,471,111
        Prepaid reinsurance premiums                                        -           530,957
Advances receivable                                                    344,692          175,832
Accrued investment income                                              114,336          211,277
Prepaid expenses                                                       260,846        1,821,000
Deferred income taxes                                                  930,000        1,084,000
Deferred policy acquisition costs                                      412,544          389,737
Equipment, less accumulated depreciation
        1996 $66,294; 1995 $4,837                                      632,684          289,871
Other assets, net                                                       78,461          101,202
                                                                  ------------     ------------
                                                                  $ 39,098,658     $ 40,700,617
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEET - CONTINUED
                SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            SEPTEMBER 30,   December 31,
                                                                                1996           1995
                                                                           --------------  -------------
                                                                            (Unaudited)
Reserves for losses and loss adjustment expenses                           $ 25,612,542     $ 28,306,416
Liabilities:
        Accounts payable and accrued expenses                                 4,071,218        2,709,469
        Unearned and return premium payable                                   3,056,013        2,346,983
        Deferred gain on loss portfolio transfer                                436,365          760,878
        Accrued income taxes and special tax deposits                                --        1,078,200
                                                                            -----------        ---------
                                                                              7,563,596        6,895,530
Commitments and contingencies
        Total reserves and liabilities                                       33,176,138       35,201,946
Stockholders' equity:
        Convertible preferred stock series A, 6% cumulative,
                $1 par value, authorized shares 1,900,000; issued and
                outstanding 246,935 shares (aggregate liquidation
                preference of $2,469,350 at September 30, 1996)                 246,935          221,805
        Additional paid - in capital, preferred series A                      2,222,415        1,996,245
        Convertible preferred stock series B, $1 par value,
                authorized, issued and outstanding 3,200,000 shares           3,200,000        3,200,000
        Common stock, $1 par value, authorized 15,000,000
                shares; 102,501 shares issued and outstanding                   102,501          102,501
        Retained earnings (deficit)                                             150,669          (21,880)
                                                                           ------------      ------------
                                                                              5,922,520         5,498,671
                                                                           ------------      ------------
                                                                           $ 39,098,658      $ 40,700,617
                                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1995


                                                                      ADDITIONAL
                                                                       PAID-IN
                                                PREFERRED STOCK        CAPITAL                RETAINED
                                                ---------------       PREFERRED     COMMON    EARNINGS
                                           SERIES A      SERIES B      SERIES A     STOCK     (DEFICIT)
                                           --------      --------      --------    --------    ---------

Balance, beginning of period               $    --      $      --     $     --     $102,501   $ (10,245)

        Preferred stock issued
                for cash                     221,805    3,200,000      1,996,845

        Net (loss)                                                                              (11,635)
                                            --------    ---------      ---------   --------     -------
Balance, December 31, 1995                   221,805    3,200,000      1,996,845    102,501     (21,880)

        Preferred stock issued
                for cash (Unaudited)          25,130                    225,570

        Dividends to preferred
                stockholders (Unaudited)                                                       (43,971)

        Net income (Unaudited)                                                                 216,520
                                           ---------    -----------   ----------   --------   ---------

Balance September 30,
        1996 (Unaudited)                   $ 246,935    $3,200,000   $2,222,415   $102,501   $ 150,669
                                           =========    ===========   ==========   ========   =========

   The accompanying notes are an integral part of these financial statements

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


OPERATING ACTIVITIES

        Net income                                                 $  216,520
        Adjustments:
                Change in net insurance reserves                   (6,790,822)
                Change in premiums receivable                        (749,837)
                Accrued income taxes                               (1,078,200)
                Other                                               4,188,224
                                                                   ----------
                        Net cash and cash equivalents
                        (used in) operating activities             (4,214,115)
                                                                   ----------

INVESTING ACTIVITIES

        Proceeds from investment maturities and sales               4,630,620
        Payments for other assets, net                                 (1,800)
        Purchase of equipment                                        (384,270)
        Payments of advances, net                                    (168,860)
                                                                    ----------
                        Net cash and cash equivalents
                        provided by investing activities            4,075,690
                                                                    ----------
FINANCING ACTIVITIES

        Payment of preferred dividends                                (43,971)
        Proceeds from issuance of preferred stock                     251,300
                                                                    ----------
                Net cash and cash equivalents provided
                        by financing activities                       207,329
                                                                    ---------
Net increase in cash and cash equivalents                              68,904

Cash and cash equivalents, beginning of period                      2,242,245
                                                                  -----------
Cash and cash equivalents, end of period                          $ 2,311,149
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

NOTES 1 - BASIS OF PRESENTATION

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

NOTE 2 - INVESTMENTS

         Investment activity for the period ending September 30, 1996 consisted of the collection of maturities, early call proceeds and proceeds from the sale of certain available for sale fixed maturity securities, which totaled $4,630,620. The market value of the Company's available for sale fixed maturity securities continued to approximate amortized cost; accordingly no provision for appreciation or depreciation in investments is recorded in stockholders' equity.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

NOTE 3 - EARNINGS PER SHARE

         Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. Net income was adjusted by preferred dividends declared and paid during April 1996. There was no change in the average number of outstanding common shares from December 31, 1995, and there was no dilution of common stock because the preferred stock is not convertible to common stock before January 1, 2000. The calculation of earnings per share for the three and nine month periods ended September 30, 1996 is based upon the following information:


                                            Three Months           Nine Months
                                                Ended                Ended
                                             September 30,        September 30,
                                                 1996                 1996
                                             -------------        ------------
                                             $     29,520         $    216,520
         Net income
         Dividends applicable to Convertible
         Series A,
         6% cumulative preferred stock                  -              (43,971)
                                             -------------        ------------
                                             $     29,520         $    172,549
                                             ============         ============

NOTE 4 - INCOME TAXES

         The provision for income taxes for the period ended September 30, 1996 is as follows:

         Federal income taxes currently payable (refundable)      $    176,297
         Deferred federal income taxes                                  58,000
                                                                  ------------
                                                                  $    234,297
                                                                  ============

NOTE 5 - REINSURANCE

         The Company's financial statements reflect the effects of ceded reinsurance transactions. The Company does not assume reinsurance in the ordinary course of business. However, effective November 30, 1995, the Company, in a transaction approved by the Florida Department of Insurance, assumed the insurance assets and liabilities of Associated Business & Commerce Workers' Compensation Self - Insurance Fund, the Company's predecessor (the "Fund"), by virtue of a loss portfolio ("LPT") transaction. The excess of premium received over losses assumed was treated as deferred LPT premium on the balance sheet.

         The deferred LPT premium is earned in the ratio of assumed losses paid to total assumed losses. Deferred LPT premium earned for the period ended September 30, 1996 totaled $324,513.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

NOTE 5 - REINSURANCE (CONTINUED)

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

         The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the period ended September 30, 1996:

         Premiums earned:
            Direct                                      $  21,587,766
            Ceded                                         (15,099,101)
                                                        -------------
            Net premiums earned                         $   6,488,665
                                                        =============

         Insurance losses and loss adjustment expenses:
            Direct                                      $  12,789,849
            Ceded                                          (8,947,466)
                                                        -------------
            Net insurance losses                        $   3,842,383
                                                        =============

NOTE 6 - LEGAL PROCEEDINGS

         From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the filing date of this report, the Company is not party to any legal proceedings outside of its ordinary workers compensation settlement business which management believes would materially affect the financial position or operations of the Company with the exception of the matter described below.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED


NOTE 6 - LEGAL PROCEEDINGS (CONTINUED)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

         The note payable of Holdings was issued to the Company's quota share reinsurer, Underwriters Reinsurance Company ("Underwriters"). The loan bears interest at 12.75% per annum, and, if not prepaid, is due on December 31, 2001. Holdings expects to repay the loan from fees paid by the Company under a management agreement.

         Holdings renegotiated the loan agreement with Underwriters during the second quarter of 1996 to eliminate any debt service payment requirements for the balance of 1996 and through March of 1997. In addition, Underwriters agreed to re-loan all then paid principal on the note of approximately $162,400. As a result of these arrangements, Holdings reduced the management fee charged the Company, dollar for dollar, and agreed to refund $162,400 of such fees paid through the first quarter when received by Holdings.

                                      -11

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The terms of the management agreement call for a fee of 14.1% of the Company's written premium to be paid to Holdings in return for Holdings performing certain administrative functions and for paying certain costs on behalf of the Company. Through September 30, 1996, management fees payable pursuant to the agreement would have approximated $3,045,000. The effect of the temporary revision described above, through September 30, reduced management fees payable to $2,751,000.

         Policy acquisition and other underwriting expenses reflected in the statement of operations for the period ended September 30, 1996 are net of $3,734,463 in ceding commissions paid to the Company by Underwriters.

         The advances receivable at September 30, 1996 of $344,692 represents working capital advances to Holdings and are non - interest bearing. $162,400 of the advance is attributable to the reduced management fee to Holdings, which will be repaid upon Holdings receipt of the principal refund from Underwriters.

NOTE 8 - STOCKHOLDERS' EQUITY

         On May 2, 1996, the Company's Board of Directors adopted an amendment to its articles of incorporation to increase the number of authorized shares of 6% Cumulative Convertible Preferred Stock, Series A, from 900,000 to 1,900,000.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


RESULTS OF  OPERATIONS
The Company is reporting income before taxes for the first three quarters of 1996 of $216,000 based on gross premium volume of $21,600,000. Annualized premium as of September 30, 1996 amounts to approximately $28,800,000 or a slight increase in the calendar year 1995 amount of $27,900,000. As discussed in the Company's Form 10-K for 1995, certain insureds elected not to renew their coverage with the Company effective January 1, 1996, which management perceived as being the result of increased competition generated by favorable 1993 legislative changes and also the late date in 1995 that the Company completed its plan to announce the availability of non-assessable insurance coverage. Since the Form 10-K was prepared and filed, the Company has written new business which has resulted in a restoration to 1995 writing levels. The adjustments to premium pricing and availability factors as discussed in the Form 10-K have resulted in a greater portion of submissions being accepted by potential customers. Although writings have been restored to 1995 levels, leading management to be optimistic regarding the Company's 1996 writings, the adjustments to budgeted expenditures made by management in response to the reduction of January 1, 1996 renewals remain in place, to be modified only to the extent required by increasing premium volume.

As a result of the full absorption of the Company's 70% quota-share arrangements, earned premiums ceded for reinsurance (including excess loss re-insurance) amounts to 69.9% of earned premium. Loss and operating expense ratios are effected somewhat by the ceding of premium in comparison to 1995's ratios during which the quota-share treaty was only in effect for the last quarter of the year.

For the first three quarters of 1996, the loss and loss expense ratio is 59.2% and the expense ratio is 43.9% or a combined ratio of 103.1%. The investment ratio (interest and investment earnings divided by net earned premium) amounted to 10.0% through the third quarter resulting in an overall operating ratio of 93.1%. Included within the statement of operations is recognition of deferred gain on the loss portfolio transfer transaction between the Company and the Fund of approximately $325,000. Without the recognition of this gain, the Company would have recorded operating income before income taxes of approximately $126,000.

For the nine months ended September 30, 1995, the Fund reported earned premium of approximately $20,600,000 and income before taxes of approximately $187,000 in its unaudited financial statements. The Fund was not a party to any quota-share reinsurance treaty during that period nor was any management agreement in effect as is the case with the Company for 1996. Policy acquisition and other underwriting expenses for the Company for the first quarter included approximately $144,000 of amounts paid to Holdings which were utilized by Holdings for debt service on its loan from Underwriters. However, based upon Holdings renegotiating the terms of its note payable to Underwriters, no amount of the management fee was used for debt service during the second or third quarters.

As discussed above and in Note 7 to the financial statements, management fees payable by the Company to Holdings through September 30, 1996 have been reduced by approximately $300,000 attributable to Holdings reduced debt service payment requirements on its loan from Underwriters.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


LIQUIDITY AND CAPITAL RESOURCES
As was anticipated and described in the Company's Form 10-K, cash flows from operating activities for the first three quarters were a negative $4,200,000. This was anticipated because of the Company's quota-share arrangements with Underwriters. Such negative cash flows from operations were offset by proceeds from investment maturities, sales and other investment activities realizing cash flows of approximately $4,600,000 and from proceeds from the issuance of additional Series A preferred stock of approximately $251,000 resulting in an overall increase in cash and cash equivalents for the nine months ended September 30, 1996 of approximately $69,000.

Invested assets reduced from $14,400,000 at the end of 1995 to $9,800,000 as of September 30, 1996 with an increase in cash of approximately $69,000. Negative cash flows from operations are expected to continue throughout 1996 as funding of the quota-share recoverables continues by virtue of the transfer of premium to the quota-share reinsurer pursuant to the quota-share treaty. As claims are settled and paid in the future, management anticipates that such negative flows will eventually reverse or stabilize as reimbursements due from the reinsurer for claims paid and other reimbursements for operating expenses equal or exceed premiums due pursuant to the treaty.

On a statutory basis, the Company is reporting statutory surplus of approximately $5,400,000 and statutory net income of $750,000 for the nine months ended September 30, 1996. Based upon the Company's current writings, required statutory surplus is the minimum of $4,000,000, pursuant to Florida's Insurance Code.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
There have been no significant developments in those matters discussed in Item 3 of the Company's Form 10-K for 1995.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The board of directors of the Company declared the dividend of $.30 payable on October 1, 1996 on the 6% Cumulative Preferred Stock, Series A. The total amount of such arrearage on the date of filing of this report is $74,080. However, the dividend remains unpaid as of November 14, 1996 pending approval by the Florida Department of Insurance. If the Department of Insurance does not approve the October 1 dividend, it will accrue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
a)   EXHIBIT INDEX Exhibit 27 Financial Data Schedule
b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASSOCIATED BUSINESS & COMMERCE INSURANCE
                                    CORPORATION REGISTRANT

Date:    November 14, 1996          /s/ JAMES R. NAU

                                    --------------------------------
                                    James R. Nau
                                    President

Date:    November 14, 1996          /s/ CLIFFORD G. MERRITT
                                    ----------------------------------
                                    Clifford G. Merritt
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)