Form 10-Q/A
period 1996-06-30
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1997-01-10
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

          [X] QUARTEREY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                        Commission file number 33-83116

                         ASSOCIATED BUSINESS & COMMERCE
                             INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

        FLORIDA                              65-0496132
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

 4700 NW BOCA RATON BOUBEVARD, SUITE 400, BOCA RATON, FL              33431
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code                                              (561) 997-0708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] NO [ ]


The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on December 16, 1996 was 248,885 shares.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION

                                TABLE OF CONTENTS

Part I. Financial Information

Statement of Operations (unaudited), three months and six months ended
   June 30, 1996                                                               3
Balance Sheets, June 30, 1996 (unaudited) and December 31, 1995                4
Statements of Changes in Stockholders' Equity, six months ended
   June 30, 1996 (unaudited) and the year ended December 31, 1995              6
Statement of Cash Flows (unaudited), six months ended June 30, 1996            7
Notes to Financial Statements (unaudited)                                      8
Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                 12

Signatures....................................................................14

                          PART I FINANCIAL INFORMATION

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996
                                   UNAUDITED

                                              THREE MONTHS           SIX MONTHS
                                                  ENDED                 ENDED
                                              MARCH 31, 1996       JUNE 30, 1996
                                              --------------       -------------
Revenues:
     Standard premium earned, net of discounts  $ 6,917,029     $13,641,277
     Less premium ceded for reinsurance           4,979,331       9,796,467
                                                -----------     -----------
        Net premium earned                        1,937,698       3,844,810
     Less loss and loss adjustment expenses       1,382,313       2,440,036
                                                -----------     -----------
        Premiums available for operations           555,385       1,404,774
     Earned premium LPT transaction                  62,757         245,036
     Interest earnings                              248,041         469,779
                                                -----------     -----------
                                                    966,183       2,119,589
Policy acquisition and other underwriting
     expenses                                       848,359       1,836,589
                                                -----------     -----------
        Income before income taxes                  117,824         283,000

Income tax expense                                   40,000          96,000
                                                -----------     -----------
        Net income                                 $ 77,824      $  187,000
                                                ===========     ===========
        Earnings per common share and
           common share equivalent                 $   0.76      $     1.40
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEET
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                        ASSETS                      JUNE 30,       DECEMBER 31,
                                                      1996              1995
                                                   (UNAUDITED)
                                                   -----------     ------------

Investments with fixed maturities                 $11,597,372       $14,439,231
Cash and cash equivalents                           1,145,017         2,242,245
Premiums receivable, less allowance for
      doubtful accounts 1996 $874,679;
      1995 $613,125                                 4,771,982         4,849,556
Reinsurance and related recoverables:
      Paid loss recoverable                           369,581            94,598
      Loss and loss adjustment expenses            17,634,142        14,471,111
      Prepaid reinsurance premiums                    186,776           530,957
Advances receivable                                   462,397           175,832
Accrued investment income                             157,475           211,277
Prepaid expenses                                      663,830         1,821,000
Deferred income taxes                                 988,000         1,084,000
Deferred policy acquisition costs                     587,501           389,737
Equipment, less accumulated depreciation
      1996 $36,163; 1995 $4,837                       525,594           289,871
Other assets, net                                      82,063           101,202
                                                  -----------       -----------
                                                  $39,171,730       $40,700,617
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEET - CONTINUED
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    JUNE 30,        DECEMBER 31,
                                                      1996              1995
                                                   -----------      ------------
                                                   (UNAUDITED)


Reserves for losses and loss adjustment expenses       $27,379,052  $28,306,416
Liabilities:
   Accounts payable and accrued expenses                 2,385,285    2,709,469
   Unearned and return premium payable                   2,945,161    2,346,983
   Deferred gain on loss portfolio transfer                515,842      760,878
   Accrued income taxes and special tax deposits            28,200    1,078,200
                                                       -----------  -----------
                                                         5,874,488    6,895,530

Commitments and contingencies
   Total reserves and liabilities                       33,253,540   35,201,946
Stockholders' equity:
   Convertible preferred stock series A, 6% cumulative,
       $1 par value, authorized shares 1,900,000;
       issued and outstanding 249,454 shares (aggregate
       liquidation preference of $2,494,540 at
       June 30, 1996)                                      249,454      221,805
   Additional paid - in capital, preferred series A      2,245,086    1,996,245
   Convertible preferred stock series B, $1 par
        value, authorized, issued and outstanding
        3,200,000 shares                                 3,200,000    3,200,000
   Common stock, $1 par value, authorized 15,000,000
       shares; 102,501 shares issued and outstanding       102,501      102,501
   Retained earnings (deficit)                             121,149      (21,880)
                                                       -----------  -----------
                                                         5,918,190    5,498,671
                                                       -----------  -----------
                                                       $39,171,730  $40,700,617
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

                                                           ADDITIONAL
                                                           PAID - IN
                                PREFERRED STOCK             CAPITAL                RETAINED
                              ------------------------     PREFERRED    COMMON     EARNINGS
                              SERIES A        SERIES B     SERIES A     STOCK      (DEFICIT)
                              --------        --------     ----------   ------     ---------
Balance, beginning of period   $ --             $ --         $ --       $ 102,501   $ (10,245)

   Preferred stock issued
         for cash              221,805           3,200,000    1,996,845
   Net (loss)                                                                         (11,635)
                             ---------          ----------   ---------- ---------   ---------
Balance, December 31, 1995     221,805           3,200,000    1,996,845   102,501     (21,880)

   Preferred stock issued
       for cash (Unaudited      27,649                          248,841

   Dividends to preferred
       stockholders (Unaudited)                                                       (43,971)

Net income (Unaudited)                                                                187,000

Balance June 30,             ---------          ----------   ---------- ---------   ---------
       1996 (Unaudited       $ 249,454          $3,200,000   $2,245,686 $ 102,501   $ 121,149
                             =========          ==========   ========== =========   =========

The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

OPERATING ACTIVITIES

        Net income                                        $ 187,000
        Adjustments:

          Change in net insurance reserves               (4,365,378)
          Change in premiums receivable                      77,574
          Accrued income taxes                           (1,050,000)
          Other                                           1,543,419

              Net cash and cash equivalents              ----------
              (used in) operating activities             (3,607,385)
                                                         ----------
INVESTING ACTIVITIES

        Proceeds from investment maturities               2,815,140
        Proceeds for other assets, net                       (3,888)
        Purchase of equipment                              (247,049)
        Payments of advances, net                          (286,565)

             Net cash and cash equivalents               ----------
             provided by investing activities             2,277,638
                                                         ----------
FINANCING ACTIVITIES

        Payment of preferred dividends                      (43,971)
        Proceeds from issuance of preferred stock           276,490
                                                         ----------
             Net cash and cash equivalents provided
             by financing activities                        232,519
                                                         ----------
Net (decrease) in cash and cash equivalents              (1,097,228)

Cash and cash equivalents, beginning of period            2,242,245
                                                        -----------
Cash and cash equivalents, end of period                $ 1,145,017
                                                        -----------

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

                                                   THREE MONTHS     SIX MONTHS
                                                        ENDED          ENDED
                                                  MARCH 31, 1996   JUNE 30, 1996
                                                  --------------   -------------

                Net income                            $ 77,824        $ 187,000
                Dividends applicable to Convertible
                 Series A, 6% cumulative preferred
                 stock                                     -            (43,971)
                                                    ----------       ----------
                                                      $ 77,824        $ 143,029
                                                    ==========       ==========
NOTE 4 - INCOME TAXES

        The provision for income taxes for the period ended June 30, 1996 is as follows:

               Federal income taxes currently payable
                (refundable)                                         $   -
               Deferred federal income taxes                           96,000
                                                                     --------
                                                                     $ 96,000
                                                                     ========

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

  The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the period ended
  June 30, 1996:

        Premiums earned:
           Direct                                     $ 13,641,277
           Ceded                                        (9,796,467)
                                                        ----------
        Net premiums earned                           $  3,844,810
                                                        ----------
        Insurance losses and loss adjustment expenses:
           Direct                                     $  8,290,933
           Ceded                                        (5,850,897
                                                        ----------
             Net insurance losses                     $  2,440,036
                                                        ----------
NOTE 6 - LEGAL PROCEEDINGS

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


The note payable of Holdings was issued to the Company's quota share reinsurer, Underwriters Reinsurance Company ("Underwriters"). The loan bears interest at 12.75% per annum, and, if not prepaid, is due on September 30, 2001. Holdings expects to repay the loan from fees paid by the Company under a management agreement.

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

The terms of the management agreement call for a fee of 14.1% of the Company's written premium to be paid to Holdings in return for Holdings performing certain administrative functions and for paying certain costs on behalf of the Company. Through June 30, 1996 management fees payable pursuant to the above agreement would have approximated $1,923,000. The effect of the temporary revision described above through June 30, 1996 reduced management fees payable to $1,693,000.


Policy acquisition and other underwriting expenses reflected in the statement of operations for the period ended June 30, 1996 are net of $2,394, 679 in ceding commissions paid to the Company by Underwriters.


The advances receivable at June 30, 1996 of $462,397 represents working capital advances to Holdings and are non - interest bearing. $162,400 of the advance is attributable to the reduced management fee payable to Holdings, which will be repaid upon Holdings' receipt of the principal refund from Underwriters.

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

As discussed above and in Note 7 to the financial statements, management fees payable by the Company to Holdings through June 30, 1996 have been reduced by $230,000 attributable to Holdings' reduced debt service payment requirements on its loan to Underwriters.

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

                           ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION Registrant


Date: January 9, 1997      /s/ JAMES R. NAU
                           ----------------------------------------------------
                           James R. Nau
                           President


Date: January 9, 1997      /s/ CLIFFORD G. MERRITT
                           ----------------------------------------------------
                           Clifford G. Merritt
                           Vice President, Finance
                           (Principal Financial and Accounting Officer)