Form 10-K
period 1996-12-31
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1997-04-15
CIK 928775

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to

                         Commission file number 33-83116

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                  65-0496132
            -------                                  ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation of organization)

4700 N.W. BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL             33431
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

         Registrant's telephone number,
         including area code                                (561) 997-0708


           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
Preferred Stock, Series A                                None
6% Cumulative Convertible

          Securities registered pursuant to Section 12(g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



                                TABLE OF CONTENTS

PART I

ITEM 1 - BUSINESS                                                                1
     General Description and Business Developments during 1996                   1
     Financial Information about Industry Segments                               3
     Narrative Description of Business                                           4
       Background                                                                4
       Strategy                                                                  5
       Products                                                                  5
       Management Agreement                                                      6
       Sales and Marketing                                                       6
       Managed Care                                                              6
       Underwriting                                                              7
       Loss Control                                                              8
       Reinsurance                                                               8
       Claims Management                                                         9
       Competition                                                              10
       Government Regulation                                                    10
       Reserves for Losses and Loss Adjustment Expenses (LAE)                   11
       Investments                                                              12
       Employees                                                                12
ITEM 2 - PROPERTIES                                                             12
     Facilities                                                                 12
ITEM 3 - LEGAL PROCEEDINGS                                                      13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    13

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                    16
     Market Information                                                         16
     Number of Security Holders                                                 16
     Dividend History and Restrictions                                          16
ITEM 6 - SELECTED FINANCIAL DATA                                                16
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                  17
     Organization                                                               17
     Results of Operations                                                      18
     Prospective Financial Information                                          20
     Reserves for Loss and Loss Adjustment Expense (LAE)                        21
     Excess of Loss Reinsurance                                                 22
     Proportional Quota-share Reinsurance                                       23
     Special Disabilities Trust Fund                                            23
     Managed Care                                                               24
     Investments                                                                25
     Liquidity and Capital Resources                                            25






ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            29
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE
                                                                                29

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    34
     Executive Officers and Directors                                           34
ITEM 11 - EXECUTIVE COMPENSATION                                                36
     Compensation of Directors                                                  36
     Executive Compensation                                                     36
     Equity Compensation Plan                                                   36
     Holding's Stock Option Plan                                                38
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                            38
     Shareholder's Agreement                                                    38
     Investment by Holdings and TIG Loan and Security Purchase                  39
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        42

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K       45


                                     PART I


ITEM 1 - BUSINESS

GENERAL DESCRIPTION AND BUSINESS DEVELOPMENTS DURING 1996

Associated Business & Commerce Insurance Corporation (the "Company) is a property and casualty insurance company organized on May 13, 1994. The Company commenced operations upon issuance to it of a Certificate of Authority by the Florida Department of Insurance in December, 1995.

In a transaction approved by the Florida Department of Insurance, the Company assumed the insurance related assets and liabilities of the Associated Business and Commerce Workers' Compensation Self-Insurance Fund (the "Fund") by virtue of a loss portfolio reinsurance treaty. The Fund was a workers' compensation insurance trust organized in 1991 under the Workers' Compensation Act of the State of Florida. By agreement with the Fund, the effective date of the transaction was November 30, 1995. Accordingly, premiums earned on the Fund's policies then in effect, and losses and underwriting expenses incurred subsequent to that date are reported by the Company in its financial statements. The Company did not assume liabilities of the Fund not related to insurance.

The Company is regulated by the Florida Department of Insurance and is subject to laws and related rules of the Florida Insurance Code (the "Code"). Such laws and rules required the Company to have initial minimum capital of $5.3 million as a condition precedent to the issuance of a Certificate of Authority and the approval of the loss portfolio reinsurance treaty with the Fund. However, subsequent to the issuance of the Certificate of Authority, the minimum capital required under the Code is $4 million. In addition, companies writing workers' compensation insurance cannot have annualized net writings in excess of 3.2 times their statutory surplus. The Company satisfied the initial conditions precedent through the sale of 221,805 shares of its registered Series A, 6% Cumulative Convertible Preferred Stock at a price of $10.00 per share and the sale of 3,200,000 shares of its unregistered Series B Convertible Preferred Stock at a price of $1.00 per share.

The Series A Preferred Stock was sold to members of the Fund and to Fund agents and vendors. The Series B Preferred Stock was sold to Associated Business & Commerce Holdings, Inc. ("Holdings") which also owns 100% of the Company's common stock. Holdings was organized for the purpose of providing financing for the Company and performing certain management services for the Company under a management agreement. Holdings obtained the funds for the purchase of the Series B Preferred by entering into a term loan agreement with Underwriters Reinsurance Company ("Underwriters") in December, 1995. The loan bore interest at 12.75% per annum and, if not earlier prepaid, was due on September 30, 2000.

Holdings pledged as collateral for the loan, among other things, all of the Common and Series B Preferred Stock of the Company held by Holdings. In addition, Holdings granted Underwriters options to purchase shares of Holdings' common stock in an amount, after issuance, up to a maximum of 49% of the number of shares and options held by the founders, shareholders, officers, directors and employees of Holdings. The number of shares subject to the option was based upon the date on which the final payment to Underwriters under the loan agreement was made.

In addition to the loan, the Company entered into a proportional quota share reinsurance agreement with Underwriters. Under the terms of the agreement (effective throughout 1996), the Company ceded 70% of its net written premium to Underwriters which assumed 70% of the Company's retained losses. The agreement provided for reimbursements to the Company for expenses associated with other reinsurance and other underwriting expenses through direct reimbursement and through a provisional ceding commission calculated at the rate of 27% of ceded premiums. The agreement also provided for certain incentives and/or additional costs depending upon claims loss history.

In order to relieve the debt service burden created by the Underwriters loan, improve the financing terms, increase the quota share reinsurance ceding commission and generate more capital available to the Company, Holdings, on December 4, 1996, entered into a Term Loan Agreement and Securities Purchase Agreement with TIG Reinsurance Company (hereinafter "TIG" or the "TIG Loan").

Because the voting securities purchase aspect of the entire TIG transaction required prior approval by the Florida Department of Insurance, closing occurred in two phases.

The first closing occurred on December 4, 1996. At this first closing, Holdings entered into a loan agreement with TIG evidenced by two promissory notes (Note A and Note B). Note A is in the principal amount of $3 million, bears interest at 10% per annum, payable interest only and, if not earlier prepaid, is due December 4, 2003. Note B was in the principal amount of $912,908, bears interest at 6% per annum, payable interest only and, if not earlier prepaid, was due December 4, 2003, provided however, that upon approval of the proposed securities purchase by the Florida Department of Insurance Note B was to be canceled and returned to Holdings. The principal amount of the B Note would then be credited by Holdings toward the acquisition by TIG of 2,912,908 shares of Holdings Series I Preferred Stock. Upon approval by the Department of Insurance, TIG was also required to complete its purchase of 2,912,908 shares of Series I Preferred by the payment to Holdings of an additional $2 million (the "second" closing).

In addition to the foregoing, at the first closing Holdings sold and TIG purchased 87,092 shares of Holdings Series B Common Stock. The Series B Common Stock was non-voting but carried all other features of common stock. The purchase price of Series B Common was $1.00 per share. Upon approval by the Department of Insurance, Holdings agreed to exchange voting common stock for the Series B Common.

The proceeds of the TIG loan from the first closing were used by Holdings to retire in full the Underwriters' loan (approximately $3.6 million) and to purchase an additional 400,000 shares of the Company's Series B Convertible Preferred Stock. This refinance and payment in full to Underwriters served to reduce the Underwriters quota share to 20% of net written premium and limited Underwriters' options to approximately 5%.

The second closing occurred on March 31, 1997, after receipt of approval of the entire transaction by the Department of Insurance. At the second closing, TIG surrendered the B Note and the Series B Common Stock and paid the $2 million due for the purchase of Holdings' Series I Preferred. Holdings cancelled the B Note and Series B Common Stock and issued to TIG 87,092 shares of Holdings' Common Stock and 2,912,908 shares of Holdings' Series I Preferred Stock. The $2 million proceeds of the second closing were used by Holdings to purchase an additional
1.5 million shares of the Company's Series B Preferred Stock and $500,000 was advanced to the Company as working capital.

Therefore, as of March 31, 1997, TIG owns 87,092 shares of common stock and 2,912,908 of Series I Preferred Stock of Holdings. TIG, as holder of the Series I Preferred Stock, is entitled to receive, when, as and if declared by the Board of Directors of Holdings, cumulative dividends at the rate of 6% per annum.

The Series I Preferred Stock is redeemable by Holdings upon payment of the stated value ($1.00 per share) together with all accrued and unpaid dividends provided that Holdings shall redeem on or before December 4, 2003 and the TIG Loan is repaid. On and after that date, if not earlier redeemed, the Series I Preferred Stock is convertible to common stock at the option of the holder and is similarly convertible in the event of default under the TIG Loan.

The Common Stock purchased under the Agreement represents an approximate 44% stake in Holdings, provided, however, that in the event Underwriters shall decline to exercise its options TIG may, in its discretion, increase its stake, at the same price, to 49% of the number of shares and options held by the founders, shareholders, officers, directors and employees of Holdings.

In addition to the Loan and Agreement, the Company entered into a proportional quota share reinsurance agreement with TIG, for the period January 1, 1997 through December 31, 1997. The quota share arrangement is renewable annually, at the option of TIG, for so long as the Loan remains outstanding and the Series I Preferred has not been redeemed. Under the terms of this quota share treaty, the Company cedes 50% of its net written premium to TIG which assumes 50% of the Company's retained losses. The treaty provides for reimbursements to the Company for expenses associated with other reinsurance and other underwriting expenses through direct reimbursement and through a provisional ceding commission calculated at the rate of 28% of ceded premiums. The ceding commission may decrease depending upon the Company's loss ratio performance to a minimum of 23%. The treaty also provides for certain incentives and additional costs depending upon claims loss history.

The Company has also renegotiated its quota share reinsurance arrangement with Underwriters. Effective January 1, 1997, the Company cedes 20% of its net written premium to Underwriters which assumes 20% of the Company's retained losses. This treaty also provides for reimbursements to the Company for expenses associated with other reinsurance and other underwriting expenses through direct reimbursement and through a provisional ceding commission calculated at the rate of 29% of ceded premiums. The agreement also provides for certain incentives and/or additional costs depending upon claims loss history.

The development of the Company's business over the last five years, which includes the period of operations of the Fund is summarized in Table #1 on page 14.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company currently offers only workers' compensation insurance in the state of Florida, and accordingly, has no identifiable industry segments as defined in FASB Statement 14.

NARRATIVE DESCRIPTION OF BUSINESS

BACKGROUND

In a November, 1993 Special Session of the Florida Legislature, certain changes were instituted that required management to reevaluate the workers' compensation regulatory landscape. The Legislature provided for the establishment of a Self Insurance Fund Guarantee Association. This new guarantee association exposes the assets of self insurance funds to assessments to support other financially insolvent self insurance funds. Guarantee fund assessments could potentially diminish surplus funds. Another legislative change was the creation of a joint underwriting association (the "JUA") for workers' compensation. Stock insurance companies are no longer required to subsidize the JUA as they had been required to subsidize the JUA's predecessor, the assigned risk pool. Stock insurance companies are, however, subject to assessment by the Florida Insurance Guaranty Association to support financially insolvent insurance companies. The Company believes that the failure rate of stock insurance companies is lower than that of self-insurance funds due to greater regulation of capital, surplus and premium volume. Therefore, the likelihood of assessment is believed to be lower for stock insurance companies; and, additionally, under Florida Statutes any such assessments are limited in any one year to no more than two (2) percent of direct written premium. Further, according to the authors of this legislation, the substantive impact of other legislative reforms instituted included significant cost savings to the system and a return to the system's original design of establishing a self-executing, return-to-work system. The legislative changes clearly made it more beneficial for policyholders to be insured by a stock insurance company rather than a self insurance fund.

Only those members of the Fund who elected to be insured by the Company were retained by the Company. The Company did not assume any contingent assessment liabilities for members who left the Fund or who choose not to be insured by the Company. The Fund will maintain its legal existence until such time as the Florida Department of Insurance permits otherwise; however, the Fund no longer offers workers' compensation insurance coverage.

The Company is pursuing its goal of providing superior service with the use of managed care plans, loss control analysis, aggressive claims adjusting and premium credits, among other things. The Company believes that insureds benefit from managed care through management of medical costs, utilization review and more effective monitoring of claims and services. Cost savings are being offered to insureds through allowed premium credits for a drug-free workplace and retrospective rating plans based on claims experience in prior years. Further, loss control engineers are working with insureds to decrease the incidence of injury in the workplace and claims adjusters are seeking efficient and effective settlements of claims for those who are injured. In addition, the company believes that its focus on a single, specialized area of insurance coverage increases its effectiveness, efficiency, and service to its insureds.

Holdings employs all personnel required to service the policyholders, except for claims adjusting which is handled by Claims Capabilities, Inc., Orlando, Florida, and a variety of firms which specialize in policyholder premium audits.

STRATEGY

The Company is marketing its products to the general public through Florida's independent agent network as an insurance company specializing in workers' compensation. It is the goal of the Company to provide superior service and minimize the cost of workers' compensation insurance for its insureds. This focus on a single line of business is expected to give the Company the opportunity to position itself as a focused company in a service-intensive line of insurance.

As of the date hereof, there are approximately 222 agencies representing the Company throughout the state of Florida, spanning from Key West to Pensacola. The Company intends to increase the number of agencies by which it is represented to approximately 265 by the end of 1997. Prospective new agencies are contacted by a marketing representative of the Company who completes a profile for such agency. The Vice President, Marketing, reviews the profiles for all agencies in a geographic area in which the Company desires additional representation. No agency is accepted by the Company unless it has errors and omissions insurance coverage and a valid State of Florida insurance agent's license. All agencies are required to commit to the Company for a certain minimum volume of new business.

The Company is committed to assisting its agents by, among other things, providing current information, advertising, public relations, competitive commission structures, responsive account underwriting, careful management of claims and training seminars. All agents operate as independent contractors and are required to execute an agency agreement with the Company.

The Company's primary marketing strategy is to preserve existing business relationships and establish new relationships with agents, thus creating a network of high-quality, high-volume producers for the Company. The Company intends to employ seven field marketing representatives in addition to its vice president of marketing. The Company anticipates adding additional marketing personnel if needed to balance the Company's growth. The Company also employs loss control personnel who work in the field to help control and prevent losses, suggest and sometimes require safety improvements and assist claims adjusters.

PRODUCTS

Policies of workers' compensation insurance protect the insured against the costs of medical care, rehabilitation and wage loss for workers who are injured in the course of their employment duties. The Company offers a number of workers' compensation insurance products. Standard coverage, which includes employer's liability, typically offers the following discounts: (i) stock premium volume discount of .1% to 14.4%; (ii) drug-free workplace credits of 5%; and (iii) Florida Construction Classification Premium Adjustment Program ("FCCPAP") credits of 1% to 25%.

The Company also offers various loss sensitive, sliding scale and retrospectively rated programs for the larger insureds who qualify. These programs allow for a return of premium based on paid or incurred claims and the ratio of these claims to earned premium. These particular products are typically restricted to insureds generating certain levels of standard premium annually.

MANAGEMENT AGREEMENT

The Management Agreement entered into between the Company and Holdings in 1994 remains in effect. Pursuant to the Management Agreement, Holdings is responsible for the day to day operations of the Company, including, but not limited to, marketing, loss control, safety engineering and continuing service, billing and premium collection, claims administration, books and records keeping and underwriting. The Management Agreement has an initial term of five years and provides for the payment by the Company to Holdings of fees equal to 14.1% of gross written premiums up to $50 million, less allowed discounts, collected by the Company. Fees paid for gross written premiums in excess of $50 million are paid according to premium levels and range from 14.5% to 13.1%.

SALES AND MARKETING

The Company's sales are conducted by approximately 222 sales agencies. The agencies each have a non-exclusive contract with the Company for the brokerage of the Company's products and are compensated monthly with commissions for premiums written. Each agency is required to commit to a minimum of $250,000 in annualized premium production for the first year. Agents are encouraged to direct their marketing efforts on accounts between $25,000 and $250,000 in annual premium, although the Company does write accounts starting from approximately $1,500 in annual premiums. The Company has special programs for accounts in excess of $250,000 but is selective in its underwriting standards with regard to coverage. The Marketing department manages the commission structure and may, depending on production levels, arrange special commission agreements with certain agents. The Company also conducts a sales incentive contest periodically for the benefit of its agents to provide greater incentive for increased sales production. Periodic production reviews of each agency are conducted to determine whether the Company should continue the relationship with the agency or replace the agency.

The Company's marketing efforts are managed by the Vice President, Marketing and seven Field Marketing Representatives. Each of the Company's marketing executives are experienced in workers' compensation insurance. The marketing executives are expected to call on agencies approximately once every six weeks and assist agents on their sales calls, hold agency seminars and conduct normal company business. Loss control seminars for insureds and agents are conducted periodically, the primary focus of which is determined by loss control and claims experts and are directed by the needs of the Company's insureds.

MANAGED CARE

In the November 1993 Special Session of the Florida Legislature, an amendment to Chapter 440 was also adopted, which created Section 440.134-Worker's Compensation Managed Care Arrangement. The essence of this legislation contemplates that an insurer in Florida may transfer a portion of the medical risk assumed by that insurer under a policy of workers' compensation insurance by virtue of a "capitated" contract to a health care provider, a health care facility, a health maintenance organization, a health insurer, or such similar arrangement (exclusive of capitation) with a preferred provider organization ("PPO"). This arrangement contemplates that injured workers of a covered employer will have their injuries treated and receive medical care by virtue of a network of providers, such as an HMO or PPO. The goal is to provide more professional, efficient and cost-effective administration of health care to injured employees.

The Fund entered into an agreement in 1994 with Humana to provide a managed care arrangement on behalf of the Fund. The agreement was assigned to the Company and contemplates that the Company transfers to Humana the risk of providing medical services to injured workers for a period of three years from the date of injury. The agreement was renewed in September, 1996 for two (2) years. The agreement further contemplates that Humana provides these services for a premium determined by actuarial calculations discounted based upon the time value of money. Humana is expected to have networks in place in substantially all of the populated areas of the State of Florida. Throughout 1996, a policyholder of the Company could voluntarily participate in the managed care program and direct its injured employees to a provider of medical services within the Humana network. The Company remains the primary insurer, although Humana applies its managed care experience to the management of the medical component of the Company's claims. A policyholder choosing to participate in the managed care arrangement was able in 1996 to receive up to a 10% premium discount.

Effective January 1, 1997, the managed care premium discount of 10% was eliminated by act of the Florida Legislature. Furthermore, participation by all Florida employers in a managed care arrangement became mandatory on that same date. In consequence, the Company's ability to offer managed care is no longer a matter of enhancing a competitive product but is now essential. As a result of anticipated mandatory managed care, the cost to the Company of maintaining its capitated program increased by 14% as a result of negotiations with Humana in September 1996. This increase (equivalent to 3% of participating premium) will have a direct impact upon the Company by increasing the Company's claims loss ratio to earned premium.

In addition to the foregoing, in January, 1996, the Company entered into a managed care arrangement with Vincam/HIP and the Company anticipates continuing this contractual relationship through 1997. Vincam/HIP offers a PPO network alternative to the Humana HMO arrangement. The Company encountered some market resistance to an HMO provider by potential policyholders and sought therefore this additional arrangement to provide an alternative to policyholders. The Vincam/HIP agreement does not contemplate a "capitated" contract but is a fee for services arrangement. Vincam/HIP has been approved to offer managed care services in all 67 counties of Florida.

UNDERWRITING

The Company utilizes a network of independent insurance agents to solicit workers' compensation coverage for prospective insureds. The agent submits the insured's application to the Company for consideration to provide workers' compensation coverage and employer's liability. The Company employs various experienced and qualified underwriters to review these submissions to determine proper classifications, rule compliance, and overall acceptability. The financial solvency of the proposed insured may be examined depending upon the nature and size of the risk. The underwriting department of the Company either quotes coverage to the agent or refers the application to higher management for approval. In a significant number of submissions, the underwriting department requests the Company's loss control and safety engineering representatives to visit on-site with the prospective insured to evaluate the risk and ascertain their ability to comply with the Company's established safety and claims procedure guidelines. This evaluation determines if the applicant falls within the Company's pre-established underwriting guidelines. In the event that management requires additional information in order to determine if the risk should be accepted, management may refer the application to the underwriting executive committee. The underwriting executive committee is composed of department heads, including claims services. The committee seeks to reach a consensus on acceptability and premium pricing of the individual risk submitted for consideration. If the underwriting executive committee is unable to reach a consensus as to a particular risk, the application for coverage is submitted to the Board of Directors, whose decision is final. Underwriting standards are strictly enforced to avoid adverse loss experiences. For the year ended December 31, 1996, the Company received new applications requesting a quote for coverage representing premium of approximately $88.1 million. Of such applications, 697 were bound for a total premium of $10.8 million.

Once an application is approved for coverage, a quote is issued by the Company. If the quote is accepted by the proposed insured, the underwriting department binds coverage conditional upon receipt of Company requirements and a signed application for coverage by the insured. Periodically, the underwriting department reviews the insured's loss history to determine the continued acceptability of the risk. Additionally, each policy is evaluated annually for continued acceptability of the coverage or for competitive pricing review.

During the period that the policy is in force, the loss control representative or safety engineer periodically visits with the insured to inspect its operations and provide assistance with its employees' safety efforts. Such visits are aimed at reducing claims costs and frequency of injury. The underwriting department is updated periodically with the results of these loss control visits. Failure of the insured to comply with safety recommendations or factors that otherwise cause the insured to become an undesirable risk may cause the Company to cancel the coverage.

The Company has retained the services of Milliman & Robertson, Inc., a qualified actuarial firm with offices in Minneapolis, Minnesota. One of the services rendered by the actuarial firm is to provide the Company's management with annual results of the Company's underwriting operations. The actuaries evaluate claims and classes of business, as well as earned insurance premiums, to determine ultimate claims expenses for each year. The actuary report contains a range which assists management in determining the Company's loss ratio for the year and ultimately the overall underwriting profit or loss for the year.

LOSS CONTROL

The Company's loss control efforts are managed by the Vice President of Loss Control and performed by Loss Control Field Counselors employed by the Company. The Loss Control Field Counselors are safety professionals and work directly with the insured to develop safe workplaces and reduce the expenses resulting from work related injuries. The Loss Control Department also acts as an arm of the Underwriting Department. The Underwriting Department requests a Loss Control Evaluation on prospective members who have marginal loss history or come from industries of higher than normal loss problems. The Loss Control Department is also expected to alert the Underwriting Department when an insured undergoes a major change in the nature of its operations.

REINSURANCE

Through ceded reinsurance, other insurers and reinsurers agree to share certain risks that the Company has underwritten. The purpose of reinsurance is to limit the Company's maximum net loss arising from large risks or catastrophes. Reinsurance also serves to increase the direct writing capacity of the Company which may otherwise be restricted by regulatory rules which limit writings to a multiple of statutory surplus.

The Company strives to achieve the following objectives with respect to ceded reinsurance:

(1) Protect its assets from large individual risk and occurrence losses by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

(2) Provide underwriting operations with the capacity necessary to write large limits on accounts by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

(3) Provide the Company the opportunity for growth in total writings by purchasing proportional quota share reinsurance from financially secure reinsurance companies under reasonable terms, such that the Company's ratio of net written premium to surplus is below regulatory maximums.

The collectibility of reinsurance is subject to the solvency of reinsurers. The Company has had no uncollected reinsurance recoverables since inception.

The Company retains the first $350,000 of liability on each claim. Reinsurance contracts attach thereafter, with Allstate RE (now SCOR RE) providing coverage for up to $2,000,000 and CNA providing coverage for up to the maximum statutory benefits.

Commencing January 1, 1996 through December 31, 1996, the Company entered into a reinsurance treaty with Allstate RE for "Aggregate" reinsurance for coverage of up to 70% of 15% excess 75% of Earned Standard Premium subject to a $4,500,000 maximum limit. While aggregate reinsurance was not contemplated by the Company as part of its business plan, the securing of this aggregate cover was a condition precedent to the Underwriters' loan to the Company. The proceeds of the aggregate cover (if any) has been assigned to Underwriters' and Underwriters' reimburses the Company for 100% of the premium due for the aggregate cover.

Commencing January 1, 1997, the Company has renewed the SCOR RE aggregate treaty under substantially similar terms. However, this cover has now been purchased by the Company for its own account and the proceeds have not been assigned.

The Company pays premiums to its reinsurers on a quarterly basis and expects to continue such coverage with these reinsurance companies. The Company expects to also enter proportional reinsurance treaties or loss portfolio transfers, or a combination of both, as premium growth and reserves may require.

Effective January 1, 1997 through December 31, 1997, the Company has entered into proportional quota share reinsurance treaties with TIG Reinsurance Company and Underwriters for 50% and 20% respectively (See Business Developments above).

The Company has also entered into an agreement with Humana (see "Managed Care" above) which transfers the risk of providing medical services to injured workers for a period of three years in exchange for a prepaid premium. Amounts recoverable from Humana (medical services yet to be rendered) are secured by an irrevocable letter of credit issued in favor of the Company.

CLAIMS MANAGEMENT

Claims administration, management and adjusting is administered on behalf of the Company by Claims Capabilities, Inc., whose principal headquarters are in Orlando, Florida. Claims Capabilities, Inc. was formed in 1989 by a group of experienced workers' compensation insurance claims professionals. Claims Capabilities, Inc. currently handles claims for three insurers in Florida, including the Company, representing over $75,000,000 of workers' compensation premium, and processes over 5,500 claims annually. Claims Capabilities, Inc. has developed state-wide claims representation with field adjusters located in all populated regions in the state of Florida. Its expertise lies in handling of claims, employee/employer incentives for early return to work and the recovery of monies on behalf of the insurers from the Florida Special Disability Trust Fund and third party subrogation claims. Clients serviced by Claims Capabilities, Inc. have experienced more special disability fund recoveries than from any other individual or organization within the State of Florida. Claims Capabilities, Inc. employs various key individuals with many years of workers' compensation claims handling experience. Claims Capabilities, Inc. administers claims for the Company under a five year contract which commenced in 1995 with fees for services negotiated annually.

COMPETITION

As a provider of workers' compensation insurance, the Company operates within the property and casualty insurance industry. This industry is highly competitive on a regional and national level. The principal competitive factors in offering workers' compensation insurance are the types and amounts of coverage, price, service, name recognition and financial strength. The Company competes with large, well-established insurance companies doing business in the Florida workers' compensation insurance market, including ITT Hartford, Riscorp, FCCI and Liberty Mutual. Such competitors generally have greater financial resources, larger agency networks and greater name recognition than the Company. Larger carriers, however, tend to focus on larger risks than those targeted by the Company and spread their resources over a broader range of products. In addition, the Company competes with other specialty insurers in its field.

The Company believes that its focus on one distinct line of insurance creates an ability to service its customers in an efficient manner, and allows the Company to continue to compete in the workers' compensation market, as the Fund has in prior years. In addition, the Company believes that its management is well-known to the independent agency network and is recognized by such network for possessing the knowledge and experience of the larger competitors. The Company anticipates that the property and casualty insurance industry will continue to be highly competitive as providers look to introduce new and innovative products to the market.

GOVERNMENT REGULATION

The principal regulations governing the Company are Florida laws and regulations of the Florida Department of Insurance. As of the date of this filing, the Company expects to do business only in the State of Florida. However, should the Company decide to do business in other states at some time in the future, the Company also is subject to regulation of those states. Laws and regulations govern significant aspects of the Company's business, including, but not limited to, licensing, reserve adequacy, solvency, premium rates and changes in control. Generally, such laws and regulations are designed and administered to protect the interests of policyholders rather than an insurance company's shareholders. There can be no assurance that these laws would not adversely affect the ability of the Company to earn a profit on its underwriting operations.

As a provider of workers' compensation insurance, the Company is affected by workers' compensation laws governing such insurance in Florida. The Company may be required by the appropriate State of Florida agency, under solvency or guaranty laws, to pay assessments for policyholder losses or liabilities of other Florida insurance companies if they become insolvent. These assessments may be deferred or forgiven if they would threaten the Company's financial strength and, in certain instances, may be offset against future premium taxes. The Company cannot determine the likelihood or amount of any future assessments, and such assessments are beyond the control of the Company and its management.

A number of states have proposed workers' compensation reform initiatives. Such initiatives, if adopted in the state of Florida, or another state in which the company operates in the future, could have an affect on the financial condition or results of operations of the Company. The Company does not expect, however, to begin doing business in any state if management believes that its regulatory environment is not conducive to the operations of the Company.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

When claims are made by or against policyholders, any amounts that the Company pays or expects to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). Reserves are established that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE cover claims that have already been reported but not yet settled, and those that have been incurred but not yet reported. Loss reserves are established on an undiscounted basis, and are reduced for deductibles recoverable from policyholders and estimates of salvage and subrogation and recoveries from reinsurers. Provisions for increased costs due to inflation are implicit in the reserving assumption.

Management continually reviews loss reserves, using a variety of statistical and actuarial techniques to analyze claim costs, frequency and severity data, and social and economic factors. Based upon these reviews and the reports of the Company's independent actuaries, management believes that the reserves currently established for losses and LAE are adequate to cover their eventual costs. However, final claim payments may differ from these reserves, particularly when these payments may not take place for several years. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

Table #2 on Page 15 presents a development of net loss and LAE reserve liabilities and payments since the inception of the Fund through 1996, prepared in accordance with generally accepted accounting principles ("GAAP"). The top line of the table shows the estimated reserves for unpaid claim and claim settlement expenses recorded at each year end date. Each amount in the top line represents the estimated amount of claim and claim settlement expenses for the claims occurring in that year as well as future payments on claims occurring in prior years. The upper (cumulative amount paid) portion of the table presents the amounts paid as of subsequent years on those claims for which reserves were carried as of each specific year. The lower (liability re-estimated) portion shows the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in 1996 for 1992 loss reserves will be reflected in the re-estimated ultimate net loss for each of the years 1992 through 1995. The cumulative (deficiency) redundancy line presents the cumulative change in estimates since the initial reserve was established. It is equal to the differences between the initial reserve and the latest liability re-estimated amount.

Table #2 presents calendar year data. The anniversary date of all policies written by the Fund through November of 1995 was December 31. The Company's policies written subsequent to that date will have staggered anniversary dates depending upon the inception date of the policy.

Other than the loss portfolio transfer between the Fund and the Company, there have been no reserve swaps or transfers since the inception of the Fund and no significant changes in reserving assumptions. In addition, there have been no changes in the mix of business, changes in anticipated payout patterns, or unusually large gains or losses.

INVESTMENTS

Investments since inception have consisted solely of fixed maturity U.S. Treasury Notes, Treasury Strips, U.S. Government agency notes and mortgage-backed securities and certificates of deposit. The Company's board of directors approves the annual investment plan which includes investments of funds reserved for loss and loss adjustment expenses and investment of capital resources in support of statutory surplus. The primary objectives of those plans are as follows:

(1) To maintain a diversified fixed maturities portfolio structured to maximize investment income while minimizing credit risk through investments in high-quality instruments.

(2) To manage the mix of portfolio maturities to complement anticipated insurance loss pay-out patterns.

Table #3 on Page 15 presents information about the fixed maturities portfolio for the last five years.

The fixed maturity portfolio is managed conservatively to provide a reasonable return while limiting exposure to risks. All investments carry ratings of AA or better.

More information about the Company's investments is contained in the notes to the Company's financial statements and in management's discussion of financial position and results of operations contained elsewhere in this filing.

EMPLOYEES

The Company, through its management agreement with Holdings, has approximately 38 employees, none of which are represented by a union. The Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

FACILITIES

The Company maintains offices in leased premises at 4700 N.W. Boca Raton Boulevard, Boca Raton, FL 33431. In September of 1996, the Company added an additional 2,500 square feet of space to its existing facilities to accommodate growth. As of September, 1996, the lease covers 10,000 square feet of office space for a monthly rental of $12,878. The Company may enter into a lease for larger space at competitive rates within the South Florida area as growth may require.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the date of this filing, the Company is not a party to any legal proceedings, other than those initiated by the Company relating to the recovery of accounts receivable.

In July, 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, for breach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contract, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The Summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995, the trial court granted the Fund's renewed motion for summary judgment. ARMI filed an appeal as to this judgment as well. On or about April 10, 1997, the Fourth District Court of Appeal rendered its decision affirming the final judgment of the Trial Court. The appellate decision is not final until the time period (15 days) for filing motions to rehear has passed. Although ARMI may appeal this decision to the Florida Supreme Court, it is unlikely that the Supreme Court will assume jurisdiction. The Fund intends to continue to defend this claim, in the event further proceedings occur, on its own behalf. There can be no assurance however, that, in the event of an unfavorable ruling against the Fund, recovery would not be sought from the Company. In the event there is an unfavorable outcome, which management believes at this time to be extremely unlikely, the Fund's liability is estimated at less than $1,000,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     TABLE 1
                    FIVE YEAR HISTORY OF BUSINESS DEVELOPMENT



                                     THE COMPANY   COMBINED                   THE FUND
-----------------------------------------------------------------------------------------------------

($ IN THOUSANDS)                        1996       1995 (1)        1994         1993       1992 (3)
-----------------------------------------------------------------------------------------------------
Statutory Data:
    Direct premium earned          $    27,737       27,919   $   24,704   $   21,822   $    8,865
    Less: Premium ceded to
    reinsurers(2)                       19,587        6,979        2,186        1,969        1,084
                                     ---------- ------------  -----------  -----------  -----------
      Net premium earned           $     8,150   $   20,940   $   22,518   $   19,853   $    7,781
                                     ---------- ------------  -----------  -----------  -----------

    Losses and LAE (4)             $     5,657   $   14,886   $   13,724   $   14,723   $    6,378

    Ratio of losses and LAE to
    net premiums earned                  69.41%       71.09%       60.95%       74.16%       81.97%

    Statutory surplus(deficit)(5)  $     4,300   $    4,669   $     (552)  $   (1,995)  $     (269)


GAAP  Data(6) :
    Total assets                   $    42,282   $   40,701   $   25,092   $   20,120   $    7,663

    Total equity (deficit)         $     5,144   $    5,499   $    1,075   $    (354)   $    (108)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

(1) Represents the sum of Associated Business & Commerce Workers' Compensation Self Insurance Fund's results for the eleven months ended November 30, 1995, and the Company's results for the one month ended December 31, 1995. The loss portfolio transfer between the companies has been eliminated and the combined sum has been presented for comparison of significant operating data.
(2) Gives effect to $17.7 million paid to quota share reinsurer in 1996 and $4.5 million paid in 1995 under agreement effective October 1, 1995.
(3) Represents the sum of Associated Business & Commerce Workers' Compensation Self Insurance Fund's results for the fifteen months October, 1991 (inception) through December 31, 1992, the Fund's first statutory loss year.
(4) Gives effect to loss and loss adjustment expense development of previous years as reported in Table 2. See the discussion under "Reserves for Losses and Loss Adjustment Expenses (LAE)".
(5) Calculated in accordance with statutory accounting practices applicable to stock insurance companies, on a pro-forma basis for the Fund through November 30, 1995.
(6) Calculated in accordance with Generally Accepted Accounting Principles.


                                     TABLE 2
         ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE (LAE) DEVELOPMENT



($ IN THOUSANDS)
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31          1992          1993           1994           1995          1996
--------------------------------------------------------------------------------------------------

Net liability for unpaid
  losses and  LAE           $  4,627      $  12,411    $    12,360    $    13,835   $    10,376
                           ===========   ============   ============   ============  ============

Cumulative amount of net
   liability paid through:
One year later                 2,507          7,874          8,659          7,909
Two years later                4,139         10,018         11,813
Three years later              4,315         10,701
Four years later               4,370


Liability re-estimated as of:
One year later                 4,497         11,028         12,684         12,603
Two years later                4,138         11,036         12,849
Three years later              4,464         11,538
Four years later               4,545
Cumulative redundancy
  (deficiency)              $     82      $     873      $    (489)     $    1,232
                           ===========   ============   ============   ===========



                                     TABLE 3
                            FIXED MATURITY PORTFOLIO


($ IN THOUSANDS)
----------------------------------------------------------------------------------------------
                        AMORTIZED       MARKET       PRETAX NET
                         COST AT       VALUE AT      INVESTMENT       PRETAX       AFTER-TAX
   YEAR                  YEAR-END      YEAR-END        INCOME          YIELD         YIELD
----------------------------------------------------------------------------------------------

   1996               $      8,709  $       8,586  $         860           6.5%          4.3%
   1995               $     14,439  $      14,412  $         858           6.3%          4.2%
   1994               $     12,631  $      12,016  $         575           5.0%          3.3%
   1993               $     10,566  $      10,567  $         286           3.9%          2.6%
   1992               $      3,975  $       3,941  $         144           4.6%          3.0%

----------------------------------------------------------------------------------------------


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established public trading market for any of the Company's stock.

NUMBER OF SECURITY HOLDERS

All of the Company's common stock is owned by Associated Business & Commerce Holdings, Inc.

DIVIDEND HISTORY AND RESTRICTIONS

The Company has not declared or paid any dividends on its common stock since its commencement of business in December, 1995. As a stock insurance company, the Company is permitted to pay stock dividends, at the discretion of the Board of Directors, only out of surplus derived from net income and is otherwise restricted from paying dividends in excess of a statutory formula without prior approval of the Florida Department of Insurance. In general, the formula permits the payment of stock dividends in amounts not exceeding the larger of net income (excluding capital gains) or 10% of accumulated surplus, provided that, after payment of the dividend, surplus will equal at least 115% of the minimum required statutory surplus. No dividends may be paid on the Common Stock until all of the accumulated and unpaid dividends on the Company's registered Series A Preferred have been paid in full.

Notwithstanding the foregoing, the Company has agreed, as a condition to obtaining its certificate of authority, to not pay dividends on any class of stock until December 7, 2000 without prior written approval of the Department of Insurance.

In addition, as a part of the term loan agreement between TIG and Holdings, the Company has agreed to pay no dividends on any class of stock for so long as Holdings remains indebted to TIG without TIG's approval. Moreover, if any dividends are approved, declared and paid on the common stock, such dividends are required to be used to retire any then remaining indebtedness to TIG.

The Company received the required approvals and paid all dividends due to Series A Preferred shareholders on April 1, 1996 and October 1, 1996.

ITEM 6 - SELECTED FINANCIAL DATA

Set forth in Table #4 On Page 30 are five years of selected financial information. Financial information is presented for Associated Business & Commerce Workers Compensation Self-Insurance Fund (the "Fund") for the years ended December 31, 1992 through November, 1995 and for the Company for the period December, 1995 (inception of principal operations) through December 31, 1996. The GAAP information was derived from the audited financial statements and related notes of the Fund and the Company. The statutory data has been derived from statutory financial statements. Such statutory financial statements are prepared in accordance with statutory accounting principles, which differ from GAAP. For additional information, see the Financial Statements of the Company, the Financial Statements of the Fund, and the related notes thereto included elsewhere in this filing.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the information contained in the Financial Statements and notes thereto included elsewhere in this filing.

ORGANIZATION

Associated Business & Commerce Insurance Corporation (the "Company") commenced business as a stock insurance company in December 1995 upon receipt from the Florida Department of Insurance (the "Department of Insurance") of a Certificate of Authority. Concurrently with the commencement of business, the Company assumed substantially all of the assets and liabilities of the Associated Business and Commerce Workers' Compensation Self-Insurance Fund (the "Fund"). As of December 31, 1996, the Company had approximately 1,300 policyholders and $28 million in annual written premiums. The Company offers a full range of workers' compensation coverage, including a managed care plan. See "Business--Products" and "Business--Managed Care".

The Company's business is regulated by the Department of Insurance. The Company is subject to assessments by the Florida guarantee association for insurance carriers. Policies issued by the Company to its insureds, however, are non-assessable, in contrast to the assessable policies issued by self-insurance funds. A stock insurance company cannot assess its policyholders for losses of the company and is required to satisfy statutory capital and surplus requirements. Therefore, stock insurance companies afford their policyholders greater financial certainty and security.

It is the goal of the Company to provide superior service and minimize the cost of workers' compensation insurance for its insureds. This focus on a single line of business is expected to give the Company a unique opportunity to position itself as a focused company in a service-intensive line of insurance. The Company's primary marketing strategy is to preserve existing business relationships and establish new relationships with agents, thus creating a network of high-quality, high-volume producers for the Company.

Upon acquisition of the Fund's assets and liabilities by the Company, the Company assumed claims liabilities and assessable provisions of existing insurance coverage of past members of the Fund who chose to be insured by the Company.

The Company is a wholly owned subsidiary of Associated Business & Commerce Holdings, Inc. ("Holdings"). Holdings was organized solely for the purpose of providing financing for the Company and performing certain management services for the Company under a Management Agreement between the Company and Holdings (the "Management Agreement"). Holdings does not carry on any other business activities. The employees of Holdings devote their full business time to the business and affairs of the Company pursuant to the terms of the Management Agreement.

As of December 31, 1996, Holdings had invested $3,702,501 in the Company through the purchase of 3,600,000 shares of the Company's Convertible Preferred Stock, Series B (the "Series B Preferred") and 102,501 shares of the Company's Common Stock. On March 31, 1997, Holdings increased its investment in the Series B Preferred to $5,100,000 funded by part of the proceeds of the "second" closing with TIG (see "Business Developments").

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company is reporting an after-tax net loss of $923,000 determined under GAAP. Although the Company's net loss ratio decreased from 1995, the ratio of net underwriting expenses to earned premium increased significantly. Anticipated increases in premium volume over 1995 amounts did not materialize causing the relationship between increased underwriting costs and premium to deteriorate.

Table #4 on Page 30 sets forth the operating results of the Fund since January 1, 1992 through November 30, 1995, the effective date of the loss portfolio transfer and assumption of the business by the Company and of the Company from December 1, 1995 through December 31, 1996. The data in this table has been adjusted to eliminate the loss portfolio transaction, and the operations of the Fund during 1995 have been combined with the Company's operations for the month of December, 1995 in order to allow comparison of 1995 operating results with that of the prior years and with 1996 results. The data for the Fund and the Company gives effect to the 70% proportional quota-share arrangements with Underwriters which became effective October 1, 1995, but which terminated at the 70% level December 31, 1996.

Gross earned premium for 1996 amounted to $27.7 million compared to $27.9 million for 1995 and $24.7 million for 1994. Net earned premium amounted to $8.2 million for 1996 compared to $20.9 million for 1995 and $22.5 million for 1994. Quota-share premium ceded (which was effective October 1, 1995) for 1996 amounted to approximately $17.7 as compared to approximately $4.5 million for 1995. Net losses and loss adjustment expenses decreased by $9.2 million over 1995 (primarily the result of quota-share ceding) and the loss ratio (losses over net earned premium) decreased from 71.1% in 1995 to 69.4% in 1996.

1996 underwriting expenses decreased by $3.1 million from 1995, net of expense reimbursements and ceding commissions of approximately $5.65 million. However, as discussed below, as a percentage of net earned premium, underwriting expenses increased by 19.1% over the prior year. The overall impact of these factors upon the Company's underwriting operations produced an underwriting loss of $2.0 million for 1996, compared to an underwriting loss for 1995 of $1.5 million, and an underwriting gain of $1.5 million in 1994. The GAAP combined ratio for 1996 was 124.7% compared to 107.3% for 1995 and 93.5% for 1994.

The underwriting expense ratio increased from 36.2% in 1995 to 55.3% in 1996 due primarily to personnel additions and related costs, increases in facilities costs, and increases in systems investments planned as a part of the Company's anticipated growth. With the additions to personnel combined with ongoing enhancements to data processing systems, management believes that the Company can increase its premium writings without a corresponding increase in the fixed component of underwriting expenses which would have the effect of decreasing the expense ratio in future periods. As discussed under liquidity and capital resources, the Company can double its net writings without an increase in capital.

Management believes the Company is appropriately staffed for this potential currently and, if realized, the Company's operating ratios should improve.

Investment incomes, including realized capital gains and losses, amounts to $832,000 for 1996 compared to $960,000 for 1995 and $605,981 for 1994. Depending
on premium growth, management anticipates that investment income will be less for 1997 than 1996 and 1995 due to anticipated negative cash flows attributable to the quota-share treaty, as discussed under liquidity and capital resources.

The Fund concluded more than four years of operations in December, 1995 with annualized writings of $28 million. Of this amount, $23.5 million of insurance was renewed by the Company with the issuance of non-assessable policies during December of 1995 and January of 1996. (See "prospective Financial Information" below).

Over the four year period, the Fund (which commenced business only with its trustees as insureds) wrote more than $80 million of premium and realized GAAP after-tax profits of $835,000. Of the total 7,300 claims reported as of December 31, 1996, 6,300 have been settled and closed. In dollar terms, of the $52.8 million total of net losses and LAE incurred and reserved, $49 million have been paid as of December 31 with an ending reserve of $3.8 million (net of recoverables).

In a study conducted by the Fund in 1995 which was based upon an analysis of the statutory financial filings of all Florida funds by the Bureau of Self-Insurance, Florida Department of Insurance, the Fund ranked #1 in the settling and payment of claims, confirming the Fund's philosophy of fair and prompt settlement of claims incurred by the employees of insureds. Management of the Fund (and the Company) believe that this philosophy limits the possibility of reserve deficiency development and reduces the overall cost of claims. The history of the Fund's and the Company's reserve development since inception through December 31, 1996, is displayed in Table #2 on Page 15.

During the period of its existence, the Fund incurred extraordinary costs associated with its own start-up, legal fees in defense of its claims against a former service company (see "Legal Proceedings" under Part I), and fees and costs related to research and evaluation of methods proposed to limit the exposure of members to assessments including the use of retrospective loss portfolio transfer reinsurance, annualizing of claims liabilities, reorganization as a mutual assessable fund and, finally, a loss portfolio transfer transaction with an approved stock insurance carrier.

Under statutory accounting practices ("SAP") applicable to stock insurance companies, the Fund concluded its operations with a deficit of $445,000. SAP differs from Generally Accepted Accounting Principals (GAAP) by reducing net assets to those that can be used to pay claims. For instance, GAAP assets such as prepaid expenses and deferred income taxes are not recognized as assets under SAP. Table #5 on Page 31 reconciles the Fund's and the Company's ending GAAP surplus with the surplus or deficit accounted for under SAP.

By agreement with the Department of Insurance, the Company will maintain separate financial records for the reserves of the Fund which were transferred to the Company as a part of the loss portfolio transfer. Such accounting will facilitate the Department's later review (projected to occur in 1999) of the Company's possible request to refund premium to certain former members of the Fund participating in the Fund's merit plan program. In making such a request, the Company will consider the financial position of the Company, the development of the Fund's loss reserves and the likelihood of collection of Fund recoverables still due.

PROSPECTIVE FINANCIAL INFORMATION

The historical operations of the Company cannot be used to predict the future results of operations of the Company. The factors affecting future operations and their probable favorable and unfavorable impacts upon the Company's operations in 1997 include the following:

The Company's quota-share arrangements with TIG and Underwriters will have the effect of ceding 70% of the Company's underwriting income to TIG & Underwriters and investment earnings will be reduced attributable to reserves held by TIG & Underwriters.

The Company has entered into a management agreement with Holdings. The fees payable to Holdings under this arrangement include amounts necessary to service the debt related to Holdings term loan agreement with TIG, the proceeds of which were used by Holdings to refinance the Underwriters loan and to add additional capital to the Company. The portion of fees reserved for this debt service equates to approximately 2.3% of the Company's written premium.

The capitalization of the Company, through the sale of its Series A and B preferred stock increases the investment base of the Company, mitigating to some extent the cost of the management agreement described above and the loss of investment income of premium ceded through the quota-share agreements.

The financial plan of the company included as a part of its business plan gave effect to these differences and assumed that direct premium writings would increase by 50% (or approximately $15 million) during the Company's initial year of operations (1996) with increases thereafter approximating $10 million per year through December 31, 2000. The source of this anticipated growth was customers of assessable self-insurance funds, and, at the levels of writings projected, operating results and cash flows were sufficient to meet the Company's obligations, including the payment of dividends to holders of the Series A Preferred Stock.

The Company failed to achieve its goal of $15 million of direct new premium in 1996; however, $10.8 million of direct new premium was added (which offset a similar amount of premium losses due to cancellations and other factors) which resulted in no net premium growth. The Company's inability to attain the projected level of new premium was due to increased competition generated by favorable legislative changes as well as rate adequacy during 1996. Management initially adjusted budgeted expenditures to account for the premium reduction and additionally has (effective December 4, 1996) refinanced its debt structure and generated an additional $1.9 million of capital through the TIG transactions. The financial and business plan of the Company has been adjusted accordingly and the additional capital shall be used for, among other things: expansion of marketing staff from three (3) to seven (7); increase in marketing budget to accommodate more agent incentive plans; increase in utilization of retrospective policy products; implementation of 24 hour coverage; expansion of underwriting staff; offset of Applied Systems computer implementation costs and general mobilization costs associated with staff increases necessary to accommodate an aggressive marketing and management philosophy. The Company's ability to achieve the planned increase of $10 million per year in premium writings subsequent to 1996 appears attainable (new premium written as of April 7, 1997 equals approximately $7.9 million) and the number of submissions received from the Company's agents continues to exceed those experienced by the Fund. However, the Company remains dedicated to accelerated growth in new premium writings consistent with adherence to the Company's long standing and conservative underwriting philosophy.

The Florida workers' compensation insurance market has become increasingly competitive since the elimination of the Florida Workers' Compensation Assigned Risk Plan in 1994. These competitive pressures have required the Company to increase its insurance agent commissions and incentive programs and to hire additional marketing staff--there are now seven employees in this department--in order to better attract new business. These competitive pressures have also reduced the market standards for advance premiums on new accounts. In the past, the Company was able to obtain 20% advance premium. Now, many customers are able to find competitors willing to offer coverage for 10% advance premium or lower.

Despite the positive impact of system reforms, some system costs continue to increase. Significant expenses have been incurred by the Company to comply with SEC requirements for filing and reporting financial results and these costs are anticipated to continue. Furthermore, the Company has made a large investment in policy management system software. The staff time used for testing, training and implementing the improved system also affected the efficiency and cost of operating the company in 1996 and such costs are continuing during the first part of 1997.

During 1996 and 1997, the Company has responded to the increased competition in this line of business by improving the quality and quantity of the underwriting staff by attracting more experienced underwriters and a vice president of underwriting. These staff changes increased costs to the Company.

Finally, pressure on profits was exerted by increased fees from our managed care contract with Humana, Inc. These costs increased by 13.6% beginning in September, 1996. The estimated recoveries from the Florida Special Disability Trust Fund also decreased from previous years even though the assessment remained at 4.52% of premium.

The Company's statutory capital (policyholders' surplus) as of December 31, 1996, was $4.3 million or $300,000 above the statutory minimum of $4,000,000. However, the final funding of the TIG transaction did not occur until March 31, 1997 due to delays incurred in awaiting necessary approvals from the Florida Department of Insurance. Had the closing occurred as planned (December 4, 1996) then statutory capital would have been $5.8 million or $1.8 million in excess of the statutory minimum (see "Liquidity and Capital Resources"). The final closing and its impact on the Company's financial position will be reflected in the first quarter, 1997 unaudited financial reports (Form 10-Q). Although the Company may remain solvent under GAAP and Statutory accounting practices during the soft market, its continuation as a going concern will be dependent upon maintaining statutory surplus above the minimum level.

RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSE (LAE)

Loss reserves constitute 86% of the Company's liabilities as of December 31, 1996. The Company establishes reserves that reflect management's estimates of the total losses and loss adjustment expenses the Company will ultimately have to pay under insurance policies. These include losses that have been reported but not settled and losses that have been incurred but not yet reported to the Company (IBNR). Loss reserves are established on an undiscounted basis after reductions for deductibles, estimates of salvage and subrogation, and reinsurance recoverables. These reductions totaled $21.5 million, $14.5 million, and $6.8 million at the end of 1996, 1995, and 1994, respectively.

For reported losses, the Company establishes reserves on a "case" basis within the parameters of coverage provided in the related policy. For IBNR losses, the Company estimates reserves using established actuarial methods, which are reviewed and reported upon by the Company's independent actuaries. The case and IBNR loss reserve estimates reflect such variables as past loss experience, social trends in damage awards, changes in judicial interpretation of legal liability and policy provisions.

Due to the nature of workers' compensation insurance, which may involve claims that may not be settled for many years after they are incurred, subjective judgments as to the company's ultimate exposure to losses are an integral and necessary component of the loss reserving process. Management continually reviews the Company's reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. The Company adjusts reserves established in prior years as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the Company's financial results in the periods in which they are made.

Table #6 on Page 31 presents a reconciliation of beginning and ending loss reserves for the last three years.

In 1994, the Fund recorded reductions in the loss provision for claims incurred in prior years. These reductions resulted primarily from reevaluation of claims reserves established during the two years following the Fund's inception where the lack of a reserving history and experience suggested reserving at industry norms. As claims were reported and settled, the Company's independent actuaries were able to develop a history for the Fund and the Company which led to significant reductions in reserved losses for 1992 and 1993.

In 1995, the Company recorded increases in the provisions for losses and LAE in prior years related primarily to reduced anticipated recoveries from the Special Disabilities Trust Fund (see below).

For 1996, the Company has recorded a net decrease in the provisions for losses and LAE of $75,000.

For statutory purposes, the Company has reported its loss reserves at $7.8 million for the year ended December 31, 1996. The difference between this amount and the gross reserve of $31.9 million appearing in Table #6 is attributable to the reporting of recoveries due from reinsurance and the SDTF as reductions to gross reserves with $3.1 million of prepaid fees for managed care also classified as reductions to net reserves for statutory purposes. In addition, for statutory purposes, the Company is required to reserve for unallocated loss adjustment expenses (even though such costs have already been paid pursuant to the contract with CCI) which serves to increase statutory reserves by approximately $460,000.

EXCESS OF LOSS REINSURANCE

The Company retains the first $350,000 of liability on each claim. Reinsurance contracts attach thereafter, with SCOR RE providing coverage for up to $2,000,000 and CNA providing coverage for up to the maximum statutory benefits. For 1996 the Company entered into a reinsurance treaty with Allstate RE (now SCOR RE) for "aggregate" reinsurance for coverage of 70% of 15% excess 75% of Earned Standard Premium subject to a $4,500,000 maximum limit. The Company has assigned any recoveries on the aggregate reinsurance treaty to Underwriters which is reimbursing all of the cost of this reinsurance to the Company (see Proportional Quota-share Reinsurance below).

Commencing January 1, 1997, the Company has entered into a substantially similar aggregate reinsurance treaty with Scor Re (the successor company to Allstate
Re). However, the Company has secured this cover for its own account and therefore no recoveries have been assigned and the cost will be borne by the Company.

The Company pays premiums to its excess of loss reinsurers on a quarterly basis and invoices reinsurers for recoveries as claim payments in excess of the Company's retention are paid. These amounts are classified as "paid recoverables" in the Company's financial statements and amounted to $0, $95,000, and $204,000 for 1996, 1995, and 1994, respectively.

PROPORTIONAL QUOTA-SHARE REINSURANCE

Effective October 1, 1995, the Fund entered into a 70% proportional quota-share reinsurance treaty with Underwriters which was assigned to the Company in December, 1995. Under the terms of the agreement, the Company cedes 70% of its net written premium to Underwriters with Underwriters assuming 70% of the Company's retained losses and loss adjustment expenses. To cover the costs of underwriting, Underwriters reimburses the Company for certain direct expenses incurred and pays the Company a ceding commission to cover other general expenses. Premium ceded for the three months ended December 31, 1995 amounted to approximately $4.5 million. Expense reimbursements and commissions amounted to approximately $1.4 million.

For 1996, premium ceded amounted to approximately $17.7 million and expense reimbursements and commissions amounted to approximately $5.65 million.

The effect of these arrangements is a transfer of 70% of the net results of underwriting operations to Underwriters, which reduces the Company's net writings reported to the Department. This allows the Company to increase its direct writings through leveraging of its capital resources (see "Liquidity and Capital Resources" in this section). Premium ceded to Underwriters creates recoverables for Underwriters' share of unpaid losses and loss adjustment expenses. As claims are paid, the Company reduces amounts remitted to Underwriters proportional to Underwriters' liability. In addition, Underwriters' share of reimbursable expenses and amounts due the Company for the ceding commission are deducted from ceded premium amounts otherwise due Underwriters.

Commencing January 1, 1997, the Company has entered into a quota share treaty with Underwriters for the 1997 calendar year. The treaty is substantially similar to the 1996 treaty explained above with the exception of the percentage of quota share, which has been reduced to 20%, and the provisional ceding commission due the Company, which has been increased to 29% of ceded premium.

For the 1997 calendar year, the Company has entered into a 50% proportional quota share reinsurance treaty with TIG Reinsurance Company. The treaty is substantially similar to the 1996 Underwriters treaty with the exception that the provisional ceding commission has been increased to 28% of ceded premium.

SPECIAL DISABILITIES TRUST FUND

The Special Disabilities Trust Fund of the Bureau of Workers Compensation makes assessments upon all Florida workers compensation insurers at a current rate of 4.52% of premium collected and distributes such sums among insurers whose policyholders have employed individuals with previously determined workers' compensation-related disabilities, and such individuals have filed a claim. The Company has included, as recoverables against losses and LAE, amounts submitted and to be submitted to the Bureau. Table #7 on Page 32 summarizes the history of the Company's recordings of SDTF recoverables and Table #8 on Page 32 summarizes remaining recoverables due from reinsurers and the SDTF by loss year.

The Special Disability Trust Fund was created in 1955 to provide a financial incentive for employers to hire previously injured workers. If the worker was injured a second time and the employer (or insurance carrier) could prove that the two injuries were related, the Trust Fund will reinburse the insurer for claims paid regarding the second or subsequent injuries.

It has been reported that the Trust Fund is financially impaired with claims exceeding the Trust Fund's ability to pay. The Florida Legislature is considering legislation to deal with the issue but no definite laws have yet been adopted. Proposals range from increased assessments to carriers to terminating the Trust Fund at a date certain as a means of dealing with the problem.

The Company is unable to ascertain with any certainty what, if any, legislation will be adopted regarding the Trust Fund. If terminated at a date certain or if assessments are increased, such actions could adversely impact the Company.

MANAGED CARE

In September, 1996, the Company extended its contract with Humana for a 2 year period to provide a managed care arrangement under which Humana provides medical services to injured workers whose employers were participating in the managed care arrangement. The terms of the agreement with Humana provide for the payment of a capitated fee in exchange for which Humana covers all the medical cost associated with a claim for a period of three years after the date the claim is reported.

The Company records amounts paid to Humana as a prepaid expense with adjustments recorded as medical services are rendered. The recorded prepaid expense at December 31, 1996 of $3.1 million equals the amount of covered medical losses recorded as unpaid and included in reserves.

As of December 31, 1996, approximately 68% of the company's customers were covered by the Humana managed care program. Participation in a managed care program is mandatory under Florida law effective January 1, 1997. In January, 1996, the Company complimented its managed care alternatives by entering into an agreement with Vincam/HIP to provide case management services for covered medical claims for a fee under a preferred provider-type arrangement. These arrangements do not transfer risk to Vincam/HIP and the Company will continue to pay the costs of covered claims. However, the arrangement does qualify as a managed care arrangement under Florida law. The Vincam/HIP agreement is a three year contract terminable with 90 days notice.

Although the Company has no immediate plans for termination of this agreement, additional companies are now offering identical services as Vincam/HIP and are competitively pricing their services in light of the mandatory nature of managed care in Florida. The Company is exploring these alternatives with a view toward cost savings and may, at some point in 1997, avail itself of the more competitive nature of the PPO market.

INVESTMENTS

The Company follows a conservative investment strategy that emphasizes maintaining a high-quality investment portfolio and maximizing after-tax current income. Investments since the inception of the Company have consisted solely of fixed maturity U.S. Treasury Notes, Treasury Strips, U.S. Government agency notes and mortgage-backed securities and certificates of deposit, all with ratings of AA or better.

As of December 31, 1996, total financial statement investments and cash under GAAP (pursuant to which certain assets are stated at amortized cost) decreased to $10.9 million, a decrease of 35% over the year ended December 31, 1995, total of $16.7 million. The 1996 amount includes $8.7 million of fixed maturity investments carried at amortized cost as held to maturity securities and $0 million carried at fair value as available for sale securities. The net decrease in financial statement investments and cash reflects the net proceeds (total proceeds less assigned security deposits) of the Company's continuing sale of its registered Series A preferred stock and the sale of its unregistered Series B preferred stock to Holdings, and underwriting results including net premium ceded to reinsurers.

Table #9 on Page 33 reflects investment results for the three year period ended December 31, 1996.

The increase in effective yield for 1996 and 1995 is primarily due to higher yielding securities in the Company's investment portfolio, which included purchases of U.S. Government agency bonds and mortgage-backed securities in 1994, pursuant to a planned restructuring of the portfolio brought about by the changes in rules of the Department of Insurance governing allowed investments which became effective July 1, 1994.

The average maturity of all investments is approximately 3.5 years. The Company continues to seek opportunities to enhance investment yield through a conservative, primarily fixed maturity investment strategy. Its current investment strategy does not contemplate material investments in non-investment grade securities, real estate, commercial mortgages, or equity securities.

More information concerning the Company's investments is contained in the notes to the Company's financial statements included in this filing.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of business operations. The short-term cash needs of underwriting primarily consist of funding insurance loss and loss adjustment expense payments and day-to-day operating expenses. Those needs are met through cash receipts from operations, which consist primarily of insurance premiums collected and investment income. The Company's investment portfolio is also a source of liquidity, in the form of readily marketable fixed maturities and short-term investments. Underwriting's net positive cash flows from operations are used to build the investment portfolio and thereby increase future investment income.

As security for an insured's contractual premium obligation, the Company previously required that each insured pay an advanced deposit premium, generally equal to 20% of the insureds estimated annual premium. During 1996, the competitive pressures of the market drove the average deposit below 10% although the Company strives to maintain higher deposits whenever possible. The balance of premium is invoiced by the Company over a period of 12 months. Under these typical arrangements, the Company does not extend credit to any insured for premium which has been earned by the Company, and, in the event an insured is past due in installment payments, the underlying policy can be canceled for non-payment prior to the Company incurring bad debt losses on premium earned but not collected. The advanced deposit premiums provide an additional source of liquidity to operations and such funds are also used to build the Company's investment portfolio.

Because of the nature of an insurance company's underwriting operations, where premiums are generally collected and invested before related losses are paid, liquidity requirements are customarily funded by operational cash flows. Cash flows from operations for 1996 totaled a negative $6.2 million, compared to cash flows from the combined operations of the Fund and the Company for 1995 of a negative $1.5 million and the Fund's operating cash flows of $1.1 million in 1994. Operating cash flows for 1997 are expected to continue negative because of the Company's quota-share arrangements with Underwriters and TIG (see "Results of Operations" above). The payment of claims on reserves assumed by the Company from the Fund will require the liquidation of investments held for this purpose. It is anticipated that such liquidations (and maturities) will exceed investment purchases funded by cash flows from the Company's retained underwriting operations.

Invested assets and cash as of December 31, 1996 amounted to $10.9 million with approximately $2.4 million of such amount consisting of investments with maturities of less than one year or cash. Even with the impact of quota-share arrangements, it is not anticipated that negative operating cash flows will require liquidations of investments in advance of their fixed maturities.

The Company's capital resources represent funds deployed or available to be deployed to support business operations and consist of common and preferred shareholders' equity. Table #10 on Page 33 summarizes the Company's GAAP capitalization as of December 31, 1996 and December 31, 1995 compared to the Fund's GAAP surplus as of December 31, 1994.

The Company's Series A preferred stock was sold to former member/insureds of the Fund and sales agents and vendors pursuant to a Form S-1 registration with the Securities and Exchange commission. The unregistered Series B preferred stock was sold to Holdings which also owns all of the Company's common stock. The Company's capital is regulated by the Department of Insurance with certain minimum levels of capital required depending upon net writings of the Company. For purposes of these calculations, capital (surplus as to policyholders) is calculated under statutory accounting practices ("SAP") which, generally, reduces capital to liquidation amounts.

The insurance code of Florida requires a stock insurance carrier to maintain capital of no less than $4 million. In addition, companies writing workers' compensation insurance cannot have annualized net writings in excess of 3.2 times their statutory surplus, calculated and reviewed on a quarterly basis. As of December 31, 1996, the Company's statutory surplus approximates $4.3 million or approximately $300,000 above the statutory minimum. The TIG transaction (see Business Developments 1996), was originally scheduled to close December 4, 1996. Due to delays suffered while awaiting Florida Department of Insurance approval only the TIG Loan portion of the transaction closed on December 4, 1996 (the first closing). The proceeds of the first closing were used to pay in full the Underwriters loan (approximately $3.6 million) and the balance was used by Holdings to purchase an additional 400,000 shares of the Company's Series B Preferred. The Securities Purchase Agreement closed March 31, 1997

(the second closing) and generated an additional approximate $2 million available to Holdings. The proceeds of this transaction were used by Holdings to purchase an additional 1.5 million shares of the Company's Series B Preferred Stock at $1.00 per share and $500,000 was advanced to the Company by Holdings as additional working capital. This additional capital (combined with the quota-share) has increased the Company's direct writing capacity to $65 million which is more than double the Company's current writings.

The Company's business plan (see "Prospective Financial Information") contemplates the continuing sale of Series A preferred stock to insureds, agents and vendors to provide a cushion to surplus and to facilitate further growth in writings. The Company intends to file additional registration statements and amendments thereto, as necessary, with the SEC to accomplish this objective.

As previously discussed, all of the Company's common stock and the Series B preferred stock is owned by Holdings. As discussed in Part 1 of this filing, Holdings has pledged all of its stock in the Company, among other things, as collateral for a loan from TIG. The Company entered into a management agreement with Holdings wherein Holdings shall be responsible for managing the day to day operations of the Company, including, but not limited to, marketing, loss control, safety engineering and continuing service, billing and premium collection, claims administration, maintenance of books and records, and underwriting. The fees payable by the Company to Holdings pursuant to the agreement are currently 14.1% of written premium. The note to TIG is otherwise due on December 4, 2003.

In connection with the financing and securities purchase arrangements, the Company and Holdings have provided these and additional covenants and entered into other agreements with TIG, Underwriters and the Department of Insurance. The nature of these arrangements, their possible effects upon the Company, and management's opinion related thereto are summarized below.

DESCRIPTION:

Holdings has pledged all of the Company's common stock and Series B preferred stock as collateral for the TIG loan.

POSSIBLE EFFECTS UPON THE COMPANY:

If Holdings defaults on the loan, and fails to cure the default, then TIG would own and control the operations of the Company.

DESCRIPTION:

Holdings and the Company have agreed not to declare or pay any dividends on any class of stock without the approval of TIG for so long as Holdings is indebted to TIG.

POSSIBLE EFFECTS UPON THE COMPANY:

The Company expects to continue to offer for sale its Series A preferred stock in order to expand its premium writing capacity. The inability to pay a dividend, even though dividends accumulate, may nevertheless adversely affect these plans.

DESCRIPTION:

As a condition to the acquisition of the Fund's assets and approval of the TIG transaction, the Company has agreed to not pay a dividend on any class of stock without the written approval of the Department for a period of five years.

POSSIBLE EFFECTS UPON THE COMPANY:

The Department's determination of the Company's capacity to pay a dividend may be biased in favor of policyholders, with a possible further adverse effect upon the Company's continuing sale of its preferred stock.

DESCRIPTION:

The Company has agreed to not pay any form of premium refund to the Fund's former insureds without the approval of the Department.
DESCRIPTION:
POSSIBLE EFFECTS UPON THE COMPANY:

The Company's continued retention of former Fund insureds as customers of the Company may be jeopardized if refunds are not paid.

DESCRIPTION:

The Company has entered into a total 70% proportional quota share reinsurance contract with TIG and Underwriters and has granted TIG and Underwriters a continuing interest in such arrangements for so long as Holdings' debt is unpaid and for a lesser period in the case of Underwriters, respectively.

POSSIBLE EFFECTS UPON THE COMPANY:

The quota share arrangements serve to reduce the Company's required capital thus increasing the Company's writing capacity. However, underwriting and investment incomes related to ceded premium are eliminated.

DESCRIPTION:

Holdings has granted Underwriters options to purchase the equivalent of up to an approximate 5% interest in Holdings common stock and has sold approximately 44% of its common stock to TIG.

POSSIBLE EFFECTS UPON THE COMPANY:

Even though the loan by TIG to Holdings may be paid, TIG and Underwriters may still exercise significant influence over operations of the Company in the future.

DESCRIPTION:

Holdings has sold TIG 2,912,908 shares of its Series I Preferred Stock.

POSSIBLE EFFECTS UPON THE COMPANY:

If Holdings fails to redeem this stock on or before December 4, 2003, TIG will be in a position to control the Company.

DESCRIPTION:

Holdings and the Company have agreed to use the proceeds of any sale of securities or financing (other than the sale of Series A preferred) to retire Holdings indebtedness to TIG.

POSSIBLE EFFECTS UPON THE COMPANY:

Opportunities for expansion in writing capacity or acquisitions of other business could be adversely affected in favor of this requirement.

Management of the Company and Holdings considers the relationship with TIG and Underwriters a mutually beneficial alliance. Through its loan to Holdings, TIG provided the financing necessary to complete a restructuring of debt and the addition of further capitalization to the Company; and, through the quota-share arrangements, TIG and Underwriters assist the Company in reducing the amount of required capital. Both TIG and Underwriters are major reinsurers with high AM Best Ratings. Management is of the opinion that its alignment with TIG is significant to the Company and its plans for the future.

Quota-share arrangements are a necessary feature in the Company's business plan with a continuing need for such arrangements forecasted in the Company's five year financial plan. In order for the Company to write new business, the Company must satisfy the writing ratio requirements of the Florida Insurance Code. The quota-share arrangements facilitate growth in the Company by maintaining these ratios above statutory minimums.

The Company considers its relationship with the Department of Insurance to be good. In January of 1996, the Company was advised by the Department that the Department's audit of the Fund's financial statements covering the three year period ended December 31, 1994 resulted in no changes. The Department has worked with the Company's management since inception of the Company's business plan, providing interpretations of rules relating to capitalization and operations. Management understands that the Department has recognized the potential for adverse development of the Fund's loss reserves (assumed by the Company) and, therefore, has restricted the Company's payment of premium refunds (if any such refunds may be payable and approved) pending an ultimate accounting of the actual losses sustained by the Fund. Management considers these restrictions to be reasonable and in the best interests of policyholders.

Management considers the Company's indemnification of the former members of the Fund (who transferred coverage to the Company) against assessment for possible deficiencies in losses to be significant to the Fund's former members and that such indemnification will mitigate the consequences of the required delay in the payment of premium refunds, if any.

The Company's Series A preferred stock accumulates dividends at a rate of 6% of stated value. Any dividends not paid at each semi-annual payment date are accrued. The Company cannot pay a dividend on its common stock until all accrued dividends on the Series A preferred stock are paid in full. If the underwriting operations of the company continue profitable, excess earnings may accumulate sufficient to pay dividends, including a dividend on the common stock. Inasmuch as any dividends paid on the common stock must be used to retire any then remaining indebtedness by Holdings to TIG, management is of the opinion that TIG would approve such payments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index included on Page F-1 and the Financial Statements which begin on Page F-2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                     TABLE 4
                             SELECTED FINANCIAL DATA





                                       THE COMPANY    COMBINED                    THE FUND
---------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT
PER SHARE AMOUNTS)                          1996        1995 (1)        1994         1993         1992
--------------------------------------------------------------------------------------------------------------
Operating Data
(GAAP):
    Gross premium earnes                  $ 27,737     $ 27,919       $ 24,704     $ 21,822     $  8,766
    Net premium earned                       8,150       20,940         22,517       19,852        7,713
    Losses and LAE                           5,657       14,887         13,724       14,723        6,299
    Underwriting expenses                    4,503        7,587          7,320        5,703        1,854
    Underwriting gain (loss)                (2,010)      (1,533)         1,473         (574)        (440)
    Net investment income                      860          846            606          284          133
    Net realized capital gains (losses)        (28)         115            (31)           2           11
    Income (loss) before income taxes       (1,178)        (572)         2,049         (287)        (296)
    Income taxes (benefits)                   (255)        (322)           620          (41)        (212)
    Net income(loss)                      $   (923)    $   (250)      $  1,429     $   (246)    $    (84)

Primary Earnings Per Share (loss)         $ (10.12)    $  (0.11)      $   n/a      $    n/a     $     n/a

Other GAAP Operating Data (2):
    Losses and LAE ratio                      69.4%        71.1%         61.0%         74.2%         81.7%
    Underwriting expense ratio                55.3%        36.2%         32.5%         28.7%         24.0%
                                          --------     --------       -------      --------      --------
    Combined ratio                           124.7%       107.3%         93.5%        102.9%        105.7%

Balance Sheet Data-GAAP  (at end of period):
    Total investments and cash            $ 10,864     $ 16,681      $ 12,979      $ 12,111     $   4,592
    Total assets (3)                        42,282       40,701         25,092       20,120         7,663
    Losses and LAE reserves (3)             31,982       28,306         19,185       16,653         6,172
    Total equity (Deficit)                $  5,144     $  5,499      $   1,075     $   (354)    $    (108)
    (Deficit)

Statutory Data (4):
    Policyholders' surplus (Deficity)     $  4,300     $  4,669      $   (552)     $ (1,995)    $    (269)
    Losses and LAE ratio                      75.1%        71.1%         61.0%         74.2%         82.0%
    Underwriting expense ratio                55.3%        36.8%         32.5%         30.0%         26.1%
                                          --------     --------       -------      --------      --------
    Combined ratio                           130.4%       107.9%         93.5%        104.2%        108.1%
--------------------------------------------------------------------------------------------------------------

(1) Represents the sum of Associated Business & Commerce Workers' Compensation Self Insurance Fund's results for the eleven months ended November 30, 1995, and the Company's results for the one month ended December 31, 1995. The loss portfolio transfer between the companies has been eliminated and the combined sum has been presented for comparison of significant operating data.
(2) GAAP losses and LAE ratio represents the sum of losses and LAE as a percentage of net premiums earned. GAAP combined ratio represents the sum of the GAAP loss and LAE ratio and GAAP underwriting expense ratio. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition".
(3) Stated in accordance with the gross financial reporting requirements as prescribed by Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."
(4) Statutory loss and LAE ratio represents the sum of statutory losses and LAE as a percentage of statutory net premiums earned. Statutory underwriting expense ratio represents statutory underwriting expenses as a percentage of statutory net premiums written. Statutory combined ratio represents the sum of the statutory loss and LAE ratio and the statutory underwriting expense ratio. The Fund's first statutory loss year covered the fifteen month period ended December 31, 1992. Therefore, no statutory data is presented for 1991. See "Management's Discussion and Analysis of the Company's Results of Operations and Financial Condition".


                                     TABLE 5
          RECONCILATION OF GAAP SURPLUS TO STATUTORY SURPLUS (DEFICIT)




                                                               THE COMPANY                           THE FUND (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
($ IN THOUSANDS)                                             1996         1995             1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------

Total equity (deficit) under GAAP                        $    5,144    $  5,499         $  1,075      $   (354)    $  (108)

Non-admitted assets:
    Deferred policy acquisition costs                          (260)       (390)            (331)         (304)       (106)
    Prepaid expenses                                           (198)       (101)             (37)          (65)        (11)
    Deferred income taxes                                      (715)     (1,084)          (1,227)       (1,227)
    Property and equipment                                      (79)        (16)             (32)          (45)        (45)

Other adjustments:
    ULAE contingency reserve                                   (464)
    Deferred ceding revenue                                     228
    Deferred gain on LPT transaction                            644         761              -0-            -0-         -0-
                                                             ------    --------         -------        -------      ------

Total equity (deficit) under SAP                         $    4,300    $  4,669         $  (552)       $(1,995)    $  (270)
-----------------------------------------------------------------------------------------------------------------------------------

    (1) Calculated on a pro-forma basis for the Fund through December 31, 1994.



                                         TABLE 6
                              RECONCILATION OF LOSS RESERVES


($ IN THOUSANDS)
-------------------------------------------------------------------------------------------
                                                        DECEMBER    DECEMBER     DECEMBER
                                                           31,         31,          31,
(INCLUDES RESERVE TRANSACTIONS OF THE FUND THROUGH        1996        1995         1994
NOVEMBER 30, 1995)
-------------------------------------------------------------------------------------------

Loss and LAE reserves at beginning of year             $   28,306 $    19,185   $   16,653
 as reported
Less reinsurance and other recoverables on unpaid losses
    at beginning of year                                   14,471       6,825        4,242
                                                        ----------  ----------   ----------
    Net loss and LAE reserves at                           13,835      12,360       12,411
    beginning of year

Provision for losses and LAE for claims incurred:
    Current year                                            5,732      14,341       15,107
    Prior years                                              (75)         324      (1,383)
                                                        ----------  ----------   ----------
    Total  incurred                                         5,657      14,665       13,724
                                                        ----------  ----------   ----------
Losses and LAE payments for claims incurred:
    Current year                                            1,170       2,209        5,871
    Prior years                                             7,857      10,981        7,904
                                                        ----------  ----------   ----------
    Total  paid                                             9,027      13,190       13,775
                                                        ----------  ----------   ----------
Net Loss and LAE reserves at end of year                   10,465      13,835       12,360
    Plus reinsurance and other
    recoverables on unpaid losses
      at end of year                                       21,517      14,471        6,825
                                                        ----------  ----------   ----------
Loss and LAE reserves at end of year,                $     31,982 $    28,306 $     19,185
as reported
-------------------------------------------------------------------------------------------


                                     TABLE 7
                   SPECIAL DISABILITIES TRUST FUND RECOVERIES



---------------------------------------------------------------------------------------------------------------------------
                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
($ IN  THOUSANDS)                              1996             1995             1994            1993           1992
---------------------------------------------------------------------------------------------------------------------------
Earned premium for the year             $         27,737 $         27,919 $         24,704  $      21,822  $       8,766
                                          ---------------  ---------------  ---------------   ------------   ------------
Assessments paid                        $          1,254 $          1,262 $          1,117  $         986  $         396
                                          ---------------  ---------------  ---------------   ------------   ------------

Estimated total recoverables as of
    December 31, 1996 (1)               $          1,028 $          1,028 $            565  $       1,961  $       1,041
Recoveries  received through
    December 31, 1996                                  0                0               14          1,011            774
                                          ---------------  ---------------  ---------------   ------------   ------------

STDF Recoverables                       $          1,028 $          1,028 $            551  $         950  $         267
-------------------------------------------------------------------------------------------------------------------------

(1) Includes estimated amounts receivable on claims incurred but not reported (IBNR).




                                     TABLE 8
                  RECOVERIES AND RECOVERABLES DUE BY LOSS YEAR



                                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,   DECEMBER 31.
($ IN THOUSANDS)                                  1996             1995             1994            1993           1992
-------------------------------------------------------------------------------------------------------------------------
Reimbursements due from and estimated
    additional recoveries from excess of
    loss reinsurers by loss year:
       1992                                 $        246     $      1,155     $        747     $      652        $    950
       1993                                        1,211            1,828            1,013          1,450
       1994                                        1,738            2,420              150
       1995                                        2,780            2,766
       1996                                        2,780
-------------------------------------------------------------------------------------------------------------------------
Reimbursements due from and estimated
    additional recoveries from quota-share
    reinsurer
       1995                                        1,074            2,421
       1996                                        7,864
-------------------------------------------------------------------------------------------------------------------------
Estimated recoveries from claims submitted
    and to be submitted to SDTF and other
    non-reinsurance recoverables
       1992                                          267              280              909            629            595
       1993                                          950            1,402            1,746          1,541
       1994                                          551              994            2,259
       1995                                        1,028            1,205
       1996                                        1,028
-------------------------------------------------------------------------------------------------------------------------
Total reinsurance and related receivables    $    21,517     $     14,471     $      6,824     $    4,272       $  1,545
-------------------------------------------------------------------------------------------------------------------------


                                     TABLE 9
                               INVESTMENT RESULTS




-----------------------------------------------------------------------------------------------------
                                                                                        PRE-TAX
                                                      NET PRE-TAX                       REALIZED NET
                                     AVERAGE          INVESTMENT         EFFECTIVE      CAPITAL GAINS
($ IN THOUSANDS)                   INVESTMENTS (1)     INCOME (2)        YIELD (3)      (LOSSES)
-----------------------------------------------------------------------------------------------------

Year ended
    December 31, 1996             $    11,574      $     860              7.4%         $     (28)
    December 31, 1995             $    14,386      $     846              5.9%         $     115
    December 31, 1994             $    11,772      $     605              5.2%         $     (31)

-----------------------------------------------------------------------------------------------------

(1) Simple average of beginning-of-period and end-of-period financial statement investments and cash for applicable periods.
(2)  After investment expenses, excluding net realized capital gains (losses).
(3) Net pre-tax investment income for the period divided by average investments for the same period. In calculating effective yield, the net pre-tax investment income for the eleven-month period ended November 30, 1995, and for the one-month period ended December 31, 1995, have been annualized.



                                    TABLE 10
                                 CAPITALIZATION



                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
($ IN THOUSANDS)                                             1996            1995           1994
----------------------------------------------------------------------   ----------------------------

THE COMPANY:

Common shareholders' equity (deficit):
    Common stock, 102,501 shares
       issued, $1 par value                             $         103    $        103    $       103
    Retained  earnings (deficit)                               (1,059)            (22)           (10)
                                                          ------------   -------------   ------------
       Total common shareholders' equity (deficit)               (956)              81             93
                                                          ------------   -------------   ------------

Preferred stock, Series A:
    Preferred shares, 248,885 (1996), 221,805 (1995)
       shares issued, $1 par value                                249             222            -0-
    Additional paid-in capital, preferred stock                 2,252           1,996            -0-
                                                          ------------   -------------   ------------
       Total Preferred stock, Series A                          2,501           2,218            -0-
                                                          ------------   -------------   ------------

Preferred stock, Series B:
Preferred shares, 3,600,000 (1996), 3,200,000 (1995)
    shares issued, $1 par value                                 3,600           3,200            -0-
                                                          ------------   -------------   ------------
       Total Preferred stock, Series B                          3,600           3,200            -0-
                                                          ------------   -------------   ------------
       Total capitalization                             $       5,145  $        5,499  $          93
                                                          ------------   -------------   ------------

THE FUND: (1)

Undistributed surplus                                                                  $       1,075
                                                                                         ------------
       Total capitalization                                                            $       1,075
-----------------------------------------------------------------------------------------------------

(1) The Fund's GAAP surplus as of November 30, 1995, the effective date of the loss portfolio transfer, was $835,000. The Company has deferred the recognition of any gain on the transaction to later periods as the loss reserves of the Fund are reduced through claim payments.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information with respect to the executive officers and directors of the Company:

     NAME                         AGE               POSITION
     ----                         ---               --------

  Lawrence J. Marchbanks (2)      50      Chairman of the Board and Director
  James R. Nau                    45      President
  Errol Bader (1) (2)             50      Executive Vice President and Director
  Frederick R. Prout (1) (2)      49      Secretary and Director
  Daniel J. Webber (2)            57      Director
  James L. Wilson (1)             52      Director
  James R. Harris (3)             46      Vice President, Loss Control
  Clifford G. Merritt             41      Vice President, Finance
  R. James Wiggins (3)            56      Vice President, Marketing and
                                                     Field Operations

(1)   Member of Audit Committee
(2)   Member of Compensation Committee
(3)   Officers of Holdings only

Errol Bader has been Executive Vice President and a director of the Company since March, 1994. He was the President of Bader Management & Consulting, Inc., the Administrator of the Fund, from 1991 through 1995. From 1979 to 1991, Mr. Bader was Executive Vice President of the Associated Builders & Contractors Trade Association of South Florida. At various times between 1989 and 1990, Mr. Bader served as the Vice Chairman and the Chairman of the Florida Workers' Compensation Oversight Board. He was a contributor to the 1990 Workers' Compensation Reform Legislation and served on the Governor's Workers' Compensation Task Force in 1989. In 1983, Mr. Bader founded the Preferred Builders Warranty Corp., a company which engages in the homeowners' warranty business. Mr. Bader attended Temple University.

James R. Harris is Vice President, Loss Control. He has held this position since May, 1995. He is responsible for loss control, safety and inspection activities. Mr. Harris has been employed by the Fund and by Holdings since 1994. Prior to joining ABC, Mr. Harris was employed as a loss control representative by CIGNA Insurance Corporation, a major property/casualty insurer, and was risk manager at a Jacksonville, Florida hospital.

Lawrence J. Marchbanks, since 1974, has been the majority shareholder and President of Marchbanks, Daiello & Leider, P.A.. law firm with offices in Boca Raton, Florida. Mr. Marchbanks has served as Chairman of the Board of Directors and a Director of the Company since March, 1994. Mr. Marchbanks holds a Juris Doctor degree from Florida State University College of Law and is a member of the Florida and Palm Beach County Bar Associations.

Clifford G. Merritt has been Vice President of Finance since August, 1995. From June, 1978 to August, 1995, Mr. Merritt held various financial positions with the National Council on Compensation Insurance ("NCCI"), including Director of Residual Market Financial Operations from 1985 to 1995, with responsibility for financial management and reporting for workers' compensation assigned risk plans operating in 32 states. Mr. Merritt holds a Bachelor degree in Accounting from William Paterson College.

James R. Nau has been President of the Fund and of the Company since June, 1995. From May, 1974 to June, 1995, Mr. Nau held various positions with the National Council on Compensation Insurance ("NCCI"), including Senior Vice President from 1992 to 1995. Mr. Nau holds a Bachelor of Science Degree in Business Administration from Butler University. He also holds designations of Chartered Property Casualty Underwriter and Associate in Risk Management.

Frederick R. Prout is the President of Prout Realty, Inc. He attended Palm Beach Community College, and has been a state licensed general contractor since 1972 and a state licensed real estate broker since 1980. Mr. Prout has served as an executive officer of numerous construction, development and real estate companies over the last twenty years. He served on the Board of Directors of the Gold Coast Chapter of Associated Builders and Contractors from 1981 through 1988, the State Board of Directors from 1984 through 1988, and the National Board of Directors from 1985 through 1987. Mr. Prout has served as a Trustee of the Fund since its inception in 1991 and has been Secretary and a Director of the Company since March, 1994.

Daniel J. Webber has been President of Webber, Scollon & Paris & Associates, Inc., an insurance brokerage agency, since 1980. Mr. Webber has served as a Trustee of the Fund since its inception in 1991 and as a Director of the Company since March, 1994. He is licensed as a life and health insurance agent and as a securities broker in the state of Florida. Mr. Webber attended Hardin-Simmons University and Oklahoma University.

James R. Wiggins is Vice President, Underwriting/Marketing. Mr. Wiggins joined Holdings in this capacity in September, 1996. Mr. Wiggins was formerly an underwriter at Hartford Insurance Company from 1964 to 1992. Mr. Wiggins was also Chief Workers Compensation Underwriter for Reliance Insurance Company from 1992 until joining Holdings.

James L. Wilson has been President, Chief Operating Officer and a Director of Southern Security Bank Corp. since 1992 and serves on the Executive Committee of its Board of Directors. He has been Chairman of the Audit Committee of the Board of Trustees of the Fund since 1993 and a Director of the Company since March, 1994. From 1990 to 1992, Mr. Wilson was Executive Vice President and Senior Lending Officer of Boca Bank, a commercial bank. From 1984 to 1990, he was a principal in Bayshore Investments, a company engaged in the management of income producing real estate. Mr. Wilson holds a Bachelor of Arts and Sciences degree from Union College.

The Board of Directors of Holdings is identical to the Board of the Company with the exception that by agreement with TIG, Mr. Allen B. Binder was added to the Board of Directors of Holdings in December, 1996. Mr. Binder is Senior Vice President of TIG Reinsurance Company.

There are no family relationships among any of the directors or executive officers of the Company.

The Board of Directors is classified into three classes, each with a three year term. One class of directors are eligible for election each year. The term of the Class A director, Lawrence J. Marchbanks, will expire in July, 1998. The terms of the Class B directors, Errol Bader and James L. Wilson, will expire in July, 1999. The terms of the Class C directors, Frederick R. Prout and Daniel J. Webber, will expire in July, 1997. Officers are elected annually by the Board of Directors and serve at the discretion of the directors. The Company is not currently a party to any employment agreements.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the audit and other services performed by the Company's independent accountants. The Compensation Committee sets compensation to be paid to executive officers and other key employees and is charged with the administration of the Company's Equity Compensation Plan.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company does not pay any director's compensation. All directors' compensation is paid by Holdings. Outside directors of Holdings receive an annual retainer of $24,000, plus $500 per board meeting attended.

EXECUTIVE COMPENSATION

Commencing December 1, 1995, all of the Company's executive officers are paid by Holdings, from fees received by Holdings under the management agreement. Prior to that time, no compensation had been paid to the officers by the Company or Holdings.

James R. Nau, the Company's President is paid a base salary of $220,000; an annual performance bonus of up to $30,000; an automobile allowance; health insurance and is reimbursed for expenses incurred on Company business.

Errol Bader, the Company's Executive Vice President and a Director who also serves as President of Holdings, is paid a salary of $250,000; an automobile allowance; health insurance and is reimbursed for expenses incurred on Company business. In addition, through March 31, 1997, Mr. Bader has been granted options to purchase 114,000 shares of Holding's common stock.

No other officers of the Company received salaries and bonuses totaling $100,000 or more.

Table #11 on Page 43 sets forth the cash and non-cash compensation for 1996 awarded to or earned by the Company's President and Executive Vice President.

EQUITY COMPENSATION PLAN

The Company's Equity Compensation Plan (the "Equity Plan") was approved by the Board of Directors on July 6, 1994, and adopted by the shareholders of the Company on the same date. The Equity Plan permits the granting to officers, key employees, eligible directors and eligible independent contractors of certain of the following types of awards (i) stock options, including incentive stock options and non-qualified stock options (ii) stock appreciation rights; and/or (iii) restricted stock. The Equity Plan is currently administered by a Committee of the Board of Directors (the "Committee") appointed by the Board. The Board has reserved 2,000,000 shares of Common Stock for issuance under the Equity Plan. No stock options have been issued under the plan.

Generally, awards under the Equity Plan are granted for no consideration other than prior or future services. Awards granted under the Equity Plan may, in the discretion of the Committee, be granted along or in addition to, in tandem with or in substitution for any other aware under the Equity Plan or other Plan of the Company. The exercise price for options granted under the Equity Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant and the term of such options may not be greater than ten years. However, incentive stock options granted to an optionee who owns more than 10% of the voting power of the Company or its subsidiaries shall have an exercise price of not less than 110% of the fair market value of the Common Stock on the date of grant and shall have a term not greater than five years. Stock appreciation rights may be granted under the Equity Plan to officers, key employees and eligible independent contractors only in conjunction with a related option (with an exercise price at least equal to the related option). Stock appreciate rights generally provide for the payment of cash or Common Stock (subject to Committee approval of the form of payment) equal in value to the excess of the fair market value of one share of Common Stock over the exercise price multiplied by the number of shares for which the stock appreciation right shall have been exercised (the "Spread"). Restricted stock may only be awarded to officers and key employees. The shares of Common Stock subject to a restricted stock award may be released to the award recipient upon the lapse of applicable restrictions concerning such award without the payment of any cash consideration.

The Committee is authorized to determine, from time to time, the persons to whom awards are granted and types of awards. The Committee has the power to establish and waive, in its discretion, vesting provisions for awards; permit optionees to exercise options through the delivery of Common Stock with a fair market value equal to the exercise price of such options ("Stock Delivery"); and amend the terms of an outstanding award with the consent of the Equity Plan participant. At the time of grant, the Committee may authorize the grant of replacement options covering shares of Common Stock equal to the number of shares that the optionee may tender in any future exercise of options through Stock Delivery ("Replacement Options"). Replacement Options shall have a per share exercise price equal to the fair market value of one remaining term of the original options. At the time of grant, the Committee may reserve the right to cash out an option (as of the date the optionee delivers a notice of exercise) by paying an amount of cash or Common Stock equal to the Spread. No options have been granted with the cash out or Replacement Option feature.

In the event of a Change in Control, unless otherwise determined by the Committee or the Board, or Potential Change in Control, if determined by the Committee or the Board, any stock appreciation rights outstanding for at least six months and all outstanding options would become fully vested and immediately exercisable, and the restrictions on any restricted stock awards would lapse with such awards becoming fully vested, and the value of all outstanding awards may be cashed out by the Company on the basis of the highest price paid for Common Stock during the 60 days preceding the actual or potential Change in Control. A Potential Change of Control is defined in the Equity Plan as the execution by the Company of an agreement that would result in a Change in Control or certain acquisitions of 5% or more of the voting power of the Company's outstanding securities, as determined by the Committee or the Board.

The Board may amend, alter or discontinue the Equity Plan at any time and from time to time, subject to the terms and conditions of the Equity Plan. The right to grant awards under the Equity Plan terminates on the tenth anniversary of the approval of the Equity Plan by the shareholders, unless otherwise terminated sooner or extended with the approval of the shareholders.

HOLDING'S STOCK OPTION PLAN

Under grants dated March, 1994, and September, 1995, the founding shareholders were issued options totaling 540,000 shares of common stock of Holdings. The issued Holdings' options have been granted in varying amounts and can be exercised at a purchase price of $1 per share during the first three years of the company's existence and $1.50 per share during years four and five of the Company's existence. These options vest in equal annual proportions during the first five years of the Company's existence and must be exercised within five years of vesting.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Associated Business & Commerce Holdings, Inc. ("Holdings") owns all of the issued and outstanding shares of Common Stock of the Company. Holdings' address is Suite 400, 4700 N.W. Boca Raton Boulevard, Boca Raton, Florida 33431.

Table #12 on Page 44 sets forth, at March 31, 1997, certain information with respect to beneficial ownership of the Common Stock of Holdings by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock of Holdings, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each of the persons listed on the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

All of the Company's issued and outstanding Series B Convertible Preferred Stock is owned by Holdings, consisting of 3,600,000 shares issued at a price of par value of $1 per share. On March 31, 1997, an additional 1,500,000 shares were purchased bringing Holdings' total holdings to 5,100,000 shares. These shares are convertible by Holdings to common stock of the Company at any time. Such conversion would have no effect upon the beneficial ownership interests appearing on Table #12.

SHAREHOLDER'S AGREEMENT

Each of the current holders of the Holdings' Common Stock (the "Founding Shareholders") is a party to an Exchange and Shareholders Agreement dated March 23, 1995, and amended November 27, 1996 (the "Shareholder Agreement"), among the Founding Shareholders and the Company. The Shareholder Agreement provides, among other things, for certain rights of first refusal with respect to sales or transfers of the shares of Common Stock, transfers of the shares upon the death of a Founding Shareholder and certain voting agreements with respect to the shares.

The Shareholders Agreement provides that in the event a Founding Shareholder proposes to sell any of his shares the Company has the right and option to purchase all, but not less than all, of the shares proposed to be sold at a price equal to the proposed sale price. The Company may exercise its right to purchase the shares at any time within 14 days of the date the Company is given notice of the shareholder's proposed sale. In the event the Company does not exercise this option, or waives its option, then the remaining Founding Shareholders have the right and option, within 21 days thereof, to purchase the shares on the same terms. Should more than one Founding Shareholder exercise this right, then the shares are to be purchased pro rata by the electing Founding Shareholders. All shares so purchased by Founding Shareholders remain subject to the Shareholders Agreement. If neither the Company nor any of the other Founding Shareholders exercise their option, then the selling shareholder may, within 90 days, sell those shares to the proposed purchaser at the stated purchase price.

In the event of the death of a Founding Shareholder, his shares may be transferred by will or intestate succession. However, the transferees of such shares must continue to be bound by the terms of the Shareholders Agreement.

The Shareholders Agreement also provides that the Founding Shareholders will vote all shares of Common Stock held by them in favor of the election to the Board of Directors of the current Board of Directors.

The Shareholders Agreement will terminate on the earlier of (i) the written consent of the holders of at least 80% of the shares of Common Stock subject to the Shareholders Agreement (ii) a public offering of the Common Stock for which a registration statement under the Securities Act of 1993 is filed, or (iii) December 31, 2003.

INVESTMENT BY HOLDINGS AND TIG LOAN AND SECURITY PURCHASE

The Company is a wholly owned subsidiary of Holdings. Holdings was organized for the purpose of providing financing for the Company and performing certain management services for the Company under the Management Agreement. The employees of Holdings devote their full business time to the business and affairs of the Company pursuant to the terms of the Management Agreement. See "Business-Management Agreement".

As of March 31, 1997, Holdings has invested $5,100,000 in the Company through the purchase of 5,100,000 shares of Company Series B Preferred. Holdings entered into a term loan agreement (the "Loan") with TIG Reinsurance Company ("TIG") pursuant to which (often giving effect to the first and second closing) TIG has loaned Holdings $3,000,000 for use by Holdings to repay outstanding amounts under the Underwriters loan. The loan bears interest at 10% per annum. If not earlier prepaid, the loan is due on December 4, 2003. Holdings has pledged as collateral for the loan, among other things, all of the Common and Series B Preferred Stock of the Company held by Holdings. Holdings expects to repay the loan from fees it receives under the Management Agreement.

As of March 31, 1997, pursuant to the Securities Purchase Agreement (the "Agreement"), Holdings (after giving effect to the first and second closing) has sold and TIG has purchased 87,092 shares of Common Stock and 2,912,908 shares of Series I Preferred Stock at a purchase price of $1.00 per share. TIG, as holder of the Series I Preferred Stock, is entitled to receive, when, as and if declared by the Board of Directors of Holdings cumulative dividends at the rate of 6% per annum. The Series I Preferred Stock is redeemable by Holdings upon payment of the stated value ($1.00 per share) together with all accrued and unpaid dividends provided that Holdings shall redeem on or before December 4, 2003 and the TIG Loan is repaid. On and after that date, if not earlier redeemed, the Series I Preferred Stock is convertible to common stock at the option of the holder and is similarly convertible in the event of default under the TIG Loan.

The Common Stock purchased under the Agreement represents an approximate 44% stake in Holdings, provided, however, that in the event Underwriters shall decline to exercise its options TIG may, in its discretion, increase its stake, at the same price, to 49% of the number of shares and options held by the founders, shareholders, officers, directors and employees of Holdings.

As a result of the securities purchased by TIG, it is the largest shareholder of Holdings and will be able to significantly influence the business and affairs of the Company.

The proceeds from the sale of the Common and Series I Preferred Stock may solely be used by Holdings for (i) the repayment of indebtedness owing by Holdings to Underwriters, (ii) the purchase of equivalent amounts of Convertible Preferred Stock, Series B, of the Company, when necessary to increase the capital of the Company, (iii) loan repayment or prepayment to TIG, (iv) redemption of Series I Preferred Stock, and (v) reasonable operating expenses of the Company.

Holdings has agreed not to permit the Company to pay any dividends or repurchase any of its stock without the prior consent of TIG. The Company does not expect TIG to permit the Company to pay dividends until the TIG loan to Holdings is repaid.

Until the TIG loan to Holdings is repaid in full, Holdings and its shareholders have agreed to cause one designee of TIG to be elected to the board of directors of Holdings. As of the date hereof, Holdings has been advised that such designee will be Mr. Allen B. Binder, Senior Vice President, TIG Reinsurance Company. Mr. Binder does not have any prior relationship with Holdings or the Company and will not be a director of the Company.

Holdings expects to repay TIG through fees received by it pursuant to the Management Agreement (see "Business-Management Agreement"). In the event Holdings is unable to repay the loan in accordance with its terms, it is expected that TIG would foreclose its lien on the shares of Common Stock pledged to it by Holdings, and thereby become the sole holder of the Company's Common Stock. As sole common shareholder, TIG would be able to elect all of the directors of the Company and thereby control the Company's business and affairs. TIG may also foreclose its lien on the pledged shares of the Company's Common Stock in the event that the Loan Agreement is breached. In addition to customary loan agreement events of default, the Loan Agreement will be in default if the following covenants are not met:

CONSOLIDATED NET WORTH. Holdings and its consolidated subsidiary shall have at all times consolidated net worth of not less than $2 million.

THE COMPANY'S STATUTORY SURPLUS. Holdings will not permit the statutory surplus of the Company at any time to be less than the greater of (1) $4 million, or (2) the minimum statutory surplus required by the Florida Insurance Department PLUS $500,000.

LOSS RESERVES. On each quarterly date, commencing with December 31, 1996, Holdings will not permit the loss reserves of the Company to be outside the actuarial range determined annually by an independent actuary. To illustrate, if the loss reserve is determined by the independent actuary for December 31, 1996, then such reserve will be used to determine compliance with this provision as of December 31, 1996. If such loss reserve is not redetermined by the independent actuary until December 31, 1997, then the loss reserve for December 31, 1996 will be used to determine compliance with this covenant for the quarterly dates of March 31, 1997, June 30, 1997 and September 30, 1997.

RISK BASED CAPITAL RATIO. Holdings will not permit the risk-based capital ratio of the Company at any time to be less than one hundred twenty percent (120%) of the Company action level risk based capital ratio as determined by the Florida Department of Insurance.

WRITING RATIO. During each quarterly period, commencing with the quarterly period from January 1, 1997 to March 31, 1997, Holdings will not permit the result of the Company's annualized net premiums written during such period to exceed three hundred twenty percent (320%) of the statutory surplus of the Company as of the last day of such quarterly period.

DEBT TO EQUITY RATIO. Holdings will maintain the ratio of (x) outstanding debt to TIG hereunder to (y) consolidated net worth PLUS outstanding debt to TIG hereunder at no greater than the respective amounts for the periods set forth below:

From the closing date               3:7.00
to December 31, 1998

From January 1, 1999 to             3:8.04
December 31, 1999

From January 1, 2000 to             3:8.33
December 31, 2000

From January 1, 2001 and            3:9.23
all years thereafter

As of the date of this filing, the Company and Holdings are in compliance with such financial covenants.

The Loan Agreement also provides that, to the extent permitted by law, the proceeds of future sales of securities by the Company and Holdings shall be used to repay the loan, other than proceeds of sales of the Series A Preferred. Before any proceeds of sales of securities by the Company could be permitted to be paid to Holdings to repay the loan, all accrued dividends on the Series A Preferred would have to be paid and the permission of the Florida Department of Insurance would have to be obtained.

In connection with the loan, Holdings has also agreed to cause TIG to provide the Company with proportional quota share reinsurance until the loan is repaid and the Series 1 Preferred Stock is redeemed. If the rate of profit made by TIG on the reinsurance agreement exceeds an agreed upon amount, the excess will reduce the loan balance, on a dollar for dollar basis. If the loan is repaid prior to its due date and the Series 1 Preferred Stock is redeemed, Holdings has agreed to cause the Company to obtain quota share reinsurance from TIG at cession levels selected by the Company in its sole discretion, through December 4, 2003. These quota share reinsurance obligations were a material inducement to TIG to agree to make the loan to Holdings and to purchase the Series I Preferred Stock of Holdings. Holdings has also pledged to TIG as additional collateral all of Holdings' rights in the Management Agreement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marchbanks, Daiello & Leider, P.A., a law firm of which Lawrence J. Marchbanks is a majority shareholder, President and Director, has provided legal services to the Company. Fees paid by the Fund and the Company for 1996 were $233,000. The fees for such services may exceed 5% of that law firm's consolidated gross revenues.

The Company has entered into a Management Agreement with Holdings, effective upon the Company's receipt of a Certificate of Authority (December 7, 1995). Pursuant to the Management Agreement, Holdings is responsible for the day to day operations of the Company, including but not limited to, marketing, loss control, safety engineering and continuing service, billing and premium collection, claims administration, books and records and underwriting. The Management Agreement has an initial term of five years and provides for the payment by the Company to Holdings of fees equal to 14.1% of gross written premiums up to $50 million, less allowed discounts, collected by the Company. Fees paid for gross written premiums in excess of $50 million are to be paid according to gross written premium levels and range from 14.5% to 13.1% of gross written premium. Fees paid during 1996 were $3.8 million.


                                    TABLE 11
                           SUMMARY COMPENSATION TABLE




                            ANNUAL COMPENSATION                                  LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
                                                                            AWARDS                  PAYOUTS
                                                                -------------------------  -------------------------------
                                                                                (G)
                                                                    (F)      SECURITIES         (H)
       (A)                                            (E)       RESTRICTED   UNDERLYING      LONG-TERM          (I)
     NAME AND                  (C)       (D)     OTHER ANNUAL      STOCK      OPTIONS/       INCENTIVE       ALL OTHER
    PRINCIPAL        (B)      SALARY    BONUS    COMPENSATION     AWARDS        SARS        PLAN PAYOUTS   COMPENSATION
     POSITION        YEAR      ($)       ($)          ($)           ($)        (#)(1)           ($)             ($)
--------------------------------------------------------------------------------------------------------------------------

Jim Nau,
  President            1996    220,000

Errol Bader,
  Executive
  Vice-President       1996    250,000
--------------------------------------------------------------------------------------------------------------------------

(1) Mr. Bader has been granted options to purchase shares of Holdings common stock. As any exercise of those options would not impact the Company's common shareholders' equities, they are not included in the summary compensation table.


                                    TABLE 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                              SHARES BENEFICIALLY OWNED
                                                                            -----------------------------
                                                                               NUMBER           PERCENT
                                                                            -----------        ----------
Errol Bader........................................................          133,700 (1)        70.52%
       Suite 400
       4700 N.W. Boca Raton Blvd.
       Boca Raton, Fl 33431

James R. Harris ..................................................                --                --

Lawrence J. Marchbanks ...........................................           131,034 (1)        69.11%
       Suite 400
       4700 N.W. Boca Raton Blvd.
       Boca Raton, Fl 33431

Clifford G. Merritt .............................................                 --                --

James R. Nau ....................................................                 --                --

Frederick R. Prout ..............................................            105,367 (1)        55.58%
       Suite 400
       4700 N.W. Boca Raton Blvd.
       Boca Raton, Fl 33431

TIG Reinsurance Company.........................................              87,092 (2)        45.94%

Underwriters Reinsurance Co.....................................              11,389 (3)         5.67%

Daniel J. Webber ...............................................             105,367 (1)        55.58%
       Suite 400
       4700 N.W. Boca Raton Blvd.
       Boca Raton, Fl 33431

R. James Wiggins................................................                  --                --

James L. Wilson ................................................              59,033 (1)        31.14%

       Directors and executive officers as a group                            534,501           84.44%

(1) Under Holdings Stock Option Plan, the named executive officers and directors have the right to acquire beneficial ownership of the following number of shares within 60 calendar days: Mr. Bader - 91,200 shs.; Mr. Marchbanks - 101,867 shs.; Mr. Prout - 91,200 shs.; Mr. Webber - 91,200 shs.; Mr. Wilson - 56,533 shs.; and all directors and executive officers as a group - 432,000. These shares are included in the totals shown for each individual and the group of all directors and executive officers.
(2) TIG Reinsurance currently owns 87,092 shares and has the option to purchase such additional shares as may be necessary in order to own up to 49% of all issued shares, subject to Underwriters' option.
(3) Underwriters' has the option to acquire 10% of the shares held by the Company's Founders and Directors.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                    EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

3.1   Amendments to Articles of Incorporation*
3.2   Bylaws*
3.3   Amendment to Articles of Incorporation
4.1   Series A Preferred certificate*
10.1 Associated Business & Commerce Insurance Corporation Equity Compensation Plan*
10.2 Exchange and Shareholders Agreement, dated as of March 23, 1995, among Holdings and its shareholders*
10.3 Florida Workers' Compensation Managed Care Agreement, effective as of August 4, 1994, between Associated Business and Commerce Workers' Compensation Self-Insurance Trust Fund and Humana Medical Plan, Inc.*
10.4 Form of Associated Business & Commerce Insurance Corporation Agency-Company Agreement*
10.7 Management Agreement, dated as of March 23, 1995, by and between Associated Business & Commerce Insurance Corporation and Associated Business & Commerce Holdings, Inc.*
10.8  Permit, dated May 5, 1994, issued by the Florida Department of Insurance*
10.9 Consent Order, dated October 19, 1995, issued by the Florida Department of Insurance*
10.10 Amendment to Escrow and Subscription Agent Agreement, dated as of November 9, 1995, between Associated Business & Commerce Insurance Corporation and Southern Security Bank of Hollywood*
10.11 Form of Subscription Agreement*
10.15 Form of Agreement as to Reinsurance by and between Associated Business & Commerce Insurance Corporation and Underwriters Reinsurance Company*
10.16 Form of Option Agreement by and among Associated Business & Commerce Holdings, Inc., Underwriters Reinsurance Company, Errol Bader, Lawrence J. Marchbanks, Frederick R. Prout, Daniel J. Webber and James L. Wilson*
10.17 Amendment to Exchange and Shareholders' Agreement, dated November 27, 1996
10.18 Letter Agreement, dated August 9, 1996, extending Humana Managed Care contract for two years
10.19 Securities Purchase Agreement, dated as of December 4, 1996, by and among Associated Business and Commerce Holdings, Inc., Errol Bader, Lawrence J. Marchbanks, Frederick R. Prout, Daniel J. Webber and James L. Wilson and TIG Reinsurance Company
10.20 Term Loan Agreement, dated as of December 4, 1996, between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company together with amendments dated February 24, 1997 and March 19, 1997, respectively
10.21 Pledge Agreement between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company
10.22 Security Agreement between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company
10.23 Agreement as to Reinsurance between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company
23.1  Consent of Independent Accounts
27.1  Financial Data Schedule
28.1 Schedule P from the Statutory Annual Statement for 1996 - Analysis of Losses and Loss Expense

*     Incorporated by reference herein to Form S-1, Commission File No. 33-83116

FINANCIAL STATEMENTS

See the index included on page F-1 and the Financial Statements which being of page F-2.

FINANCIAL SCHEDULES

All schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K with the Commission during the fourth quarter of 1996.

REPORTS TO SECURITY HOLDERS

The Company has not prepared or sent an Annual Report or proxy materials to security holders.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ASSOCIATED BUSINESS & COMMERCE
                                            INSURANCE CORPORATION



                                            /S/ LAWRENCE J. MARCHBANKS
                                           ---------------------------------
                                            Name:  Lawrence J. Marchbanks
                                            Title: Chairman of the Board
                                            Date:  April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           Signature                                  Title                           Date
           ---------                                  -----                           ----

/s/ ERROL BADER
--------------------------------         Executive Vice President of              April 14, 1997
Errol Bader                              Governmental Affairs and Director


/s/ LAWRENCE J. MARCHBANKS
--------------------------------         Chairman of the Board and Director       April 14, 1997
Lawrence J. Marchbanks


/s/ CLIFFORD G. MERRITT
--------------------------------         Vice President, Finance (Principal       April 14, 1997
Clifford G. Merritt                         Financial And Accounting Officer)


/s/ JAMES R. NAU
--------------------------------         President                                April 14, 1997
James R. Nau                             (Principal Executive Officer)


/s/ FREDERICK R. PROUT
--------------------------------         Secretary and Director                   April 14, 1997
Frederick R. Prout


/s/ JAMES L. WILSON
--------------------------------         Director                                 April 14, 1997
James L. Wilson




              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----

THE COMPANY

Independent Accountants' Report                                                        F-2

Balance Sheets at December 31, 1996 and 1995                                           F-3

Statement of Operations  for the Years Ended December 31, 1996 and 1995 and for
 the period May 13, 1994 through December 31, 1994                                     F-4

Statement of Changes in Stockholders' Equity for the Years Ended December 31,
1996 and 1995 and for the Period May 13, 1994 through December 31, 1994                F-5

Statements of Cash Flows for the Years Ended December 31, 1996 and 1995 and for
the period May 13, 1994 through December 31, 1994.                                     F-6

Notes to Financial Statements                                                          F-8

THE FUND

Independent Accountants' Report                                                        F-28

Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993          F-29

Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993          F-30

Notes to Financial Statements                                                          F-32


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Directors
Associated Business & Commerce Insurance Corporation
Boca Raton, Florida

We have audited the accompanying balance sheets of Associated Business & Commerce Insurance Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period May 13, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Business & Commerce Insurance Corporation as of December 31, 1996 and 1995 and the results of its operations, and its cash flows for the years ended December 31, 1996 and 1995 and the period May 13, 1994 (inception) through December 31, 1994 in conformity with generally accepted accounting principles.

                            SCHMIDT, RAINES, TRIESTE,
                             DICKENSON & ADAMS, P.L.

Boca Raton, Florida
April 11, 1997


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31,1996 AND 1995

                                     ASSETS
                                                                            1996             1995
                                                                   -------------      -----------
Investments with fixed maturities
 (Note 2)
                                                                       8,708,519       14,439,231
Cash and cash equivalents (Note 12)                                    2,155,583        2,242,245
Premiums receivable, less allowance for doubtful
          accounts 1996 $1,247,602; 1995 $613,125                      4,078,520        4,849,556

Reinsurance and related recoverables (Note 4)
          Paid loss recoverable                                               -0-          94,598
          Loss and loss ad ustment expenses                           21,516,000       14,471,111
          Prepaid reinsurance premiums                                    49,782          530,957
Advances receivable (Note 8)                                                  -0-         175,832
Accrued investment income                                                122,318          211,277
Prepaid expenses (Note 5)                                              3,200,485        1,821,000
Deferred and refundable income taxes (Note 6)                          1,474,093        1,084,000
Deferred policy acquisition costs                                        260,004          389,737
Equipment, less accumulated depreciation
          1996 $102,709; 1995 $47,465                                    640,202          289,871
Other assets, net                                                         76,948          101,202
                                                                   -------------      -----------
                                                                      42,282,454       40,700,617
                                                                   =============      ===========

                 RESERVES, LIABILITIES AND STOCKHOLDERS'EOUITY
Reserve for losses and loss ad ustinent expenses
                                                                      31,982,392       28,306,416
Liabilities:
          Accounts payable (Note 8)                                      417,445          459,929
          Accrued expenses and other liabilities                       1,682,234        2,249,540
          Unearned premium                                             2,411,708        2,346,983
          Deferred gain on loss portfolio                                644,209          760,878
          transfer
          Accrued income taxes and special tax deposits (Note 6)              -0-       1,078,200
                                                                   -------------      -----------
          Total reserves and liabilities                              37,137,988       35,201,946
                                                                   =============      ===========

Commitments and contingencies (Notes 4, 10 and 12)
Stockholders' equity (Note 7):
          Convertible preferred stock series A, 6% cumulative,
          $1 par value, authorized shares 1,900,000; issued and
          outstanding 248,885 shares (aggregate liquidation
          preference of $2,488,850 at December 31,1996)                  248,885          221,805
          Additional paid-in capital, preferred series A               2,251,816        1,996,245
          Convertible preferred stock series B, $1 par value,
          authorized, issued and outstanding 3,600,000 shares          3,600,000        3,200,000
          Common stock, $1 par value, authorized 15,000,000
          shares; 102,501 shares issued and outstanding                  102,501          102,501
          Retained earnings (deficit)                                 (1,058,736)         (21,880)
                                                                   -------------      -----------
                                                                       5,144,466        5,498,671
                                                                   -------------      -----------
                                                                      42,282,454       40,700,617
                                                                   =============      ===========

The accompanying notes are an integral part of these financial statements.



              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995 AND THE
            PERIOD MAY 13,1994 (INCEPTION) THROUGH DECEMBER 31,1994



                                                             1996           1995             1994
                                                      -----------    -----------          ---------
Revenues:
          Standard premium earned, net of
          discounts                                    27,737,366     16,877,344               -0-
Less premium ceded for reinsurance                     19,587,560      1,741,757               -0-
                                                      -----------    -----------          ---------
          Net premium earned                            8,149,806     15,135,587               -0-
                                                      -----------    -----------          ---------
          Less loss and loss adjustment expenses        5,656,627     14,886,606               -O-
                                                      -----------    -----------          ---------
          Premiums available for operations             2,493,179        248,981               -0-

          Interest earnings                              (860,171)        73,455               -0-
          Net realized gains (losses)                     (27,740)          (404)              -0-
                                                      -----------    -----------          ---------

                                                        3,325,610        322,032               -0-
                                                      -----------    -----------          ---------
          Expenses:
          Policy acquisition and other
          underwriting expense                          4,392,125        333,315           10,245
          Other expenses                                  111,105          6,152               -0-
                                                      -----------    -----------          ---------
                                                        4,503,230        339,467           10,245
                                                      -----------    -----------          ---------
          Income (loss) before income taxes            (1,177,620)       (17,435)         (l0,245)

Income taxes (Note 6)                                    (254,991)        (5,800)              -0-
                                                      -----------    -----------          ---------
          Net income (loss)                             ($922,629)      ($11,635)         (10,245)
                                                      ===========    ===========          =========
          Earnings (loss) per common share and
          common share equivalent                          (10.12)         (0.11)           (0.10)
                                                      ===========    ===========          =========



The accompanying notes are an integral part of these financial statements.
                                      F-4



              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
             FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995 AND THE
            PERIOD MAY 13,1994 (INCEPTION) THROUGH DECEMBER 31,1994



                                                                      ADDITIONAL
                                                                      PAID-IN
                                                                      CAPITAL                            RETAINED
                                      PREFERRED                       STOCK             COMMON            EARNINGS
                                      SERIES A        SERIES B        SERIES A          STOCK-           (DEFICIT)
                                    ------------    -----------    ------------      -----------        -----------
Balance, beginning of period          $       -0-   $        -0-    $        -0-     $        -0-       $        -0-

          Common stock issued
          for cash                                                                       102,501

          Net (loss)                                                                                       (10,245)

Balance, December 31, 1994                    -0-            -0-             -0-         102,501           (10,245)
                                    ------------    -----------    ------------      -----------        -----------
          Preferred stock issued         221,805      3,200,000       1,996,245
          for cash

          Net income (loss)                                                                                  11,635
                                    ------------    -----------    ------------      -----------        -----------
Balance, December 31, 1995               221,805      3,200,000       1,996,245          102,501             21,880

          Preferred stock issued
          for cash                        55,972        400,000         503,748

          Preferred stock cancelled      (28,892)                       248,177

          Preferred dividends paid                                                                         (114,227)

          Net income (loss)                                                                                (922,629)
                                    ------------    -----------    ------------      -----------        -----------
Balance, December 31, 1996            $  248,885    $ 3,600,000     $ 2,251,816      $   102,501        $ 1,058,736
                                    ------------    -----------    ------------      -----------        -----------




The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995 AND FOR
          THE PERIOD MAY 13,1994 (INCEPTION) THROUGH DECEMBER 31,1994

                                                             1996           1995             1994
                                                      -----------     ----------         ---------
OPERATING ACTITIVIES
          Cash received for premiums                   27,679,531      1,341,812
          Cash received from reinsurers                 5,225,080        298,994
          Cash paid to reinsurers                     (19,961,034)    (2,213,424)
          Cash paid for claims                        (15,452,872)    (1,380,808)
          Cash (paid) reimbursed for operating         (3,465,898)       227,355           (10,245)
          expenses
          Income taxes paid                            (1,213,052)
          Investment income collected                     986,220         61,961
                                                      -----------     ----------         ---------
          Net cash and cash equivalents
          (used in) operating activities               (6,202,025)    (1,664,110)         (10,245)
                                                      -----------     ----------         ---------

INVESTING ACTIVITIES
          Purchase of investments                         (99,328)    (3,921,036)
          Sale of investments                           4,080,210      2,538,365
          Proceeds from investment maturities           1,685,000         28,237
          Purchase of equipment                          (455,382)            -0-
          (Receipts of) Payments for other assets          18,200         (31,790)       (41,895)
          Collections (Payments) of advances, net         175,832        (175,832)
                                                      -----------     ----------         ---------
          Net cash and cash equivalents
          (used in) investing activities                5,404,532      (1,562,056)       (41,895)
                                                      -----------     ----------         ---------

FINANCING ACTIVITIES
          Proceeds from issuance of preferred             959,720      5,418,050               -0-
          stock
          Repurchases of preferred stock                 (134,662)            -0-              -0-
          Proceeds from issuance of common stock               -0-            -0-         102,501
          Preferred dividends paid                       (114,227)            -0-              -0-
                                                      -----------     ----------         ---------
          Net cash and cash equivalents provided
          by financing activities                         710,831      5,418,050          102,501
                                                      -----------     ----------         ---------
Net increase in cash and cash equivalents                 (86,662)     2,191,884           50,361
Cash and cash equivalents, beginning of period          2,242,245         50,361               -0-
                                                      -----------     ----------         ---------
Cash and cash equivalanet, end of period                2,155,583      2,242,245           50,361
                                                      ===========     ==========         =========


The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31,1996 AND 1995 AND FOR
          THE PERIOD MAY 13,1994 (INCEPTION) THROUGH DECEMBER 31,1994


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH AND
    CASH EOUIVALENTS (USED IN) OPERATING ACTI"TIES

                                                                                 1996          1995            1994
                                                                          -------------    ----------    -----------

Net income (loss)
                                                                               (922,629)      (11,635)       (10,245)
Adjustments to reconcile net income (loss) to net cash
          and cash equivalents (used in) operating activities:
          Depreciation                                                          105,051         4,837             -0-
          Amortization                                                            6,054         1,315             -0-
          Loss on sale of investments                                           (27,740)          404             -0-
          Net amortization of bond                                               37,090         4,230             -0-
          discounts/premiums
          Amortization of defeffed gain                                        (116,669)      (75,070)            -0-
          (Increase) decrease, netted for effects
             of assets assumed, in:
             Premiums receivable                                                628,629       197,712             -0-
             Reinsurance and related recoverables                            (6,469,116)   (6,981,217)            -0-
             Accrued interest receivables                                        88,959       (15,724)            -0-
             Prepaid expenses                                                (1,379,485)     (122,342)            -0-
             Defeffed and refundable income taxes                              (390,093)   (1,084,000)            -0-
             Defeffed policy acquisitions costs                                 129,733        86,921             -0-
          Increase (decrease), netted for effects of
             liabilities assumed, in:
             Reserves for claims                                              3,675,976     6,057,569             -0-
             Accounts payable and accrued expenses                             (609,790)      342,846             -0-
             Advance premiums                                                    64,725    (1,148,156)            -0-
             Accrued income tax and special tax deposits                     (1,078,200)    1,078,200             -0-
                                                                          -------------    ----------    -----------
                 Net cash and cash equivalents
                (used in) operating activities                              $(6,202,025)  $(1,664,110)       (10,245)
                                                                          =============   ===========    ===========


The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

         Associated Business & Commerce Insurance Corporation (the Company) was incorporated on May 13, 1994 under the provisions of Florida law. The Company's activities through November 29, 1995 were limited to organization, licensing and other activities to enable it to become an insurance company specializing in workers' compensation insurance regulated by the Florida Department of Insurance (the "Department"). On December 7, 1995, the Department issued a certificate of authority after the Company successfully completed a plan of capitalization. Activity and operations then immediately commenced.

         In a transaction approved by the Florida Department of Insurance, the Company assumed the assets and liabilities of Associated Business & Commerce Workers' Compensation Self - Insurance Fund (the Fund) by virtue of a loss portfolio reinsurance transaction. By agreement with the Fund, the effective date of the transaction was November 30, 1995. Accordingly, premiums earned on the Fund's policies then in effect, and losses and underwriting expenses incurred subsequent to that date are reported by the Company. However, the Fund did not transfer liabilities not related to insurance.

         The transaction described above together with other transactions and contractual arrangements between the Fund, the Company and other parties were contemplated by the Company in its long - term business plan with the primary objective of offering non - assessable policies of insurance to members of the Fund and to the general public. Employers insuring their worker's compensation risks with the Fund were assessable for any losses and related expenses not ultimately paid by the Fund. Such assessability created a contingent liability to the employers, which management considered detrimental to the continuing growth of the business. As part of the loss portfolio transfer, the Company indemnified the members of the Fund who elected to be insured by the Company against such assessments. Policies of insurance written by the Company, including renewals of coverage to former members of the Fund are non assessable.

         Only those members of the Fund who elected to be insured by the Company were retained by the Company. The Company did not assume any contingent assessment liabilities for members who left the Fund or who chose not to be insured by the Company.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers all highly - liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         RECOGNITION OF PREMIUM REVENUES AND UNEARNED PREMIUM

              Workers compensation and employers liability insurance premiums are recognized evenly over the life of the related policies (generally one year), including estimates of retrospectively - rated premiums based upon experience incurred under those contracts to date, with a liability for unearned premiums established for the premiums collected on the unexpired portion of those policies. It is the general policy of the Company to bill an amount approximating 10% to 20% of annual premium in advance of the effective date of insurance coverage which is held by the Company to insure performance of each insureds' annual premium obligation.

              Unearned premium also includes any return premium due the insured as a result of premium audits. Standard premium is computed on payroll and modified by an experience factor approved by the State of Florida via the National Council on Compensation Insurance
              (NCCI). Payroll and payroll classifications are subject to verification and revision after year end. Additional premiums based on payroll audits are recognized as revenue in the loss year for which coverage is provided.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEFERRED POLICY ACQUISITION COSTS

              Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. It is the Company's policy to calculate and record deferred policy acquisition costs on a quarterly basis. Amortization expense for the year ended December 31, 1996 approximated $1,371,000. There was no amortization for the year ended December 31, 1995.

         INVESTMENTS

              Investments consist of U.S. Treasury notes, federal government sponsored mortgage pools, and other U.S. government agency notes and are carried at cost plus or minus the unamortized portion of premiums or discounts paid to acquire such investments. The Financial Accounting Standards Board has issued SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", which became effective with the fiscal year which began January 1, 1994, and has been implemented in the accompanying financial statements. This SFAS addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. Debt securities are to be classified as trading securities (reported at market value) and available - for - sale securities (reported at fair value with unrealized market gains and losses reported as a separate component of stockholders' equity).

              Fixed maturity investments are securities that mature at a specified future date more than one year after being issued. Fixed maturity securities that the Company intends to hold until maturity are classified as "fixed maturities held to maturity" and are carried at amortized cost. Amortized cost is based upon the purchase price and is adjusted periodically in order that the carrying value will equal the face or par value at maturity. Fixed maturity securities that may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes or other similar factors, have been classified as "available for sale", and are carried at fair value. The difference between aggregate carrying value for fixed maturities available for sale and the aggregate amortized cost of such securities is reported, net of related deferred income taxes, as a separate component of stockholders' equity.

              At December 31, 1996 and 1995, all of the Company's investments were in fixed maturity securities. At December 31, 1996 all investments are classified as held-to-maturity. At December 31, 1995 investments were classified as available-for-sale and held-to-maturity. At December 31, 1995, aggregate carrying value approximated market for those securities classified as available-for-sale, therefore, there was no balance carried as a separate component of stockholders' equity.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Realized gains and losses on sales of investments are recognized on the specific identification basis.

         EQUIPMENT

              Equipment is recorded at cost and is depreciated using accelerated and straight - line methods over the respective assets' estimated useful lives which range from five to seven years.

         DIVIDEND PAYMENT RESTRICTIONS

              The Company is restricted from paying dividends in excess of a statutory formula on either common or preferred stock. No dividends on common stock may be paid until all of the accumulated and unpaid dividends, if any, on the Company's registered Series A Preferred stock have been paid in full.

              Notwithstanding the forgoing, the Company has agreed, as a condition of obtaining its certificate of authority, not to pay dividends on any class of stock until December 7, 2000 without prior written consent of the Florida Department of Insurance.

              In addition, as part of a term loan agreement of the Company's parent Corporation (Note 7), the Company has agreed to pay no dividends on any class of stock for so long as the parent remains indebted without the creditors approval. Moreover, if any dividends are approved, declared and paid on the common stock, such dividends are required to be used to retire any then remaining indebtedness of the parent under the term loan.

         INSURANCE LIABILITIES

              The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past and industry experience, for losses incurred but not reported and future development of existing cases. In establishing its liability for losses and loss adjustment expenses, the Company utilizes the findings of an independent actuary. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. Although the Company believes that the estimate of the reserve for losses and loss adjustment expenses is reasonable in the circumstances, the Company's absence of a substantial period of loss experience to support the assumptions inherent in establishing the estimated reserves results in uncertainty as to the ultimate amount that will be required for the settlement of losses and claims.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary, perhaps significantly, from the estimated amounts included in the accompanying financial statements.

              The "Reserves for Losses and Loss Adjustment Expenses (LAE)" section on pages 11-12 and Tables 2, 6, 7, and 8 include schedules of the development of the Company's loss reserves for the last three years and further discussion relating to the Company's reinsurance and related recoveries.

              Statutory reserves differ from GAAP reserves by inclusion of a reserve for unpaid unallocated loss adjustment expenses which approximated $464,000 at December 31, 1996.

         ORGANIZATION COSTS

              Included in other assets are organization costs consisting of certain costs associated with initial incorporation, registration and licensing activities. These costs are amortized by the straight line method over five years. Amortization expense totaled $6,504 and $1,315 for the years ended December 31, 1996and 1995, respectively.

         REINSURANCE

              Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. The Company maintains specific and aggregate excess loss reinsurance with unaffiliated insurance companies. For 1996 and 1995 the Company retained the first $350,000 of each loss under its specific reinsurance policies. For 1996, the Company entered into an aggregate excess loss policy for coverage of up to 70% of 15% excess 75% of earned standard premium subject to a $4,500,000 maximum limit.

              With the exception of the assumption of insurance liabilities and assets from the Fund in a one time only transaction, the Company does not assume reinsurance from other insurance funds or companies in the ordinary course of business. The Company has entered into a 70% proportional quota - share agreement with Underwriters Reinsurance Company ("Underwriters") (Note 4).

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

              The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement of Financial Standards No. 109, "Accounting for Income Taxes" (SFAS109). Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of premiums receivable, reinsurance and related receivables and insurance liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that may be available to offset future federal income taxes.

         EARNINGS PER SHARE

              Earnings per common share and common share equivalent were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. There was no change in the number of common shares outstanding during 1996. Also, no dilution of earnings per share is calculated because the Series A preferred stock is not convertible to common shares before January 1, 2000 and the Preferred series B preferred stock are not included in the calculation because of an anti - dilutive effect at December 31, 1996 and 1995. Therefore, the basis for determining earnings per share at December 31, 1996 and 1995 was as follows:

                                                       1996           1995
                                                  -------------   -----------

              Net income (loss)                  $   (922,629)   $  (11,635)
              less preferred dividends               (114,227)           -0-
                                                  =============   ===========
              Net income (loss), as adjusted     $ (1,036,856)   $  (11,635)
                                                  =============   ===========

         ALLOWANCE FOR BAD DEBTS

              The bad debt allowance is based upon the Company's and the Fund's experience with uncollectible accounts receivable and represents the Company's estimate of the uncollectible amounts incurred through each year end. The following table summarizes the activity in the bad debt allowance for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994:

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                               1996              1995               1994
                                                         -----------------  ----------------   ----------------

          Balance, beginning of period                   $    613,125      $        ----      $        ----

          Allowance assumed from the Fund                          -0-           560,094               ----

          Additions to the allowance                          634,477             53,031               ----

          Write-offs against the allowance                         -0-                -0-
                                                        -----------------  ----------------   ----------------

          Balance, end of period                         $  1,247,602      $     613,125      $        ----
                                                         =================  ================   ================

NOTE 2 - INVESTMENTS IN SECURITIES

         Gross investment income for the periods ended December 31, 1996, 1995 and 1994 totaled $860,171, $73,455 and none, respectively. There were no investment expenses for the same periods.

     Investments included in the accompanying balance sheet at December 31, 1996 and 1995 are summarized as follows (there were no investments in securities at December 31, 1994):


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - INVESTMENTS IN SECURITIES (CONTINUED)

                                                                              1996

                                             ------------------------------------------------------------------------
                                                AMORTIZED        UNREALIZED         UNREALIZED         EST. MARKET
                                                  COST          APPRECIATION       DEPRECIATION           VALUE
                                             ----------------  ----------------   ----------------   ----------------

     Held to maturity:
         Fixed Maturities:

              U.S. Treasury Notes           $     2,452,739   $            -0-   $          ----     $     2,452,739

              U.S.    Government   agency
              notes,  various  maturities
              and interest rates                  2.503,278                -0-           (23,034)          2,480,244

              GNMA  and   FNMA   Mortgage
              pools,  various  maturities
              and interest rates                  3,752,502                -0-           (99,929)          3,652,573
                                             ----------------  ----------------   ----------------   ----------------

                  Total held to maturity

                                                  8,708,519               -0-           (119,713)         8,585,556
                                             ================  ================   ================   ================




              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - INVESTMENTS IN SECURITIES (CONTINUED)

                                                                              1995

                                             ------------------------------------------------------------------------
                                                AMORTIZED        UNREALIZED         UNREALIZED         EST. MARKET
                                                  COST          APPRECIATION       DEPRECIATION           VALUE
                                             ----------------  ----------------   ----------------   ----------------

     Held to maturity:
         Fixed Maturities:

              U.S. Treasury Notes           $       500,224   $           711    $          ----    $       500,935

              U.S.    Government   agency
              notes,  various  maturities
              and interest rates                  1,996,310            13,190               ----          2,009,500

              GNMA  and   FNMA   Mortgage
              pools,  various  maturities
              and interest rates                  7,712,198            16,192            (57,865)         7,670,525
                                             ----------------  ----------------   ----------------   ----------------

                  Total held to
                  maturity                       10,208,732            30,093            (57,865)        10,180,960
                                             ----------------  ----------------   ----------------   ----------------
     Available for sale:
         Fixed Maturities:

              U.S. Treasury notes                 4,230,499              ----               ----          4,230,499
                                             ----------------  ----------------   ----------------   ----------------

                  Total investments         $    14,439,231   $        30,093    $       (57,865)   $    14,411,459
                                             ================  ================   ================   ================

The fair value of investments was determined using outside pricing services.

Estimated fair value of investments at January 31, 1997, the most recently available date, approximated $8,571,000.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - INVESTMENTS IN SECURITIES (CONTINUED)

     Following is a summary of investment purchases, sales and maturities for the years ended December 31, 1996 and 1995:

     PURCHASES:                             1996                1995
     ----------                       -----------------   -----------------
     Fixed maturities                $          99,328   $       -0-
                                      =================   =================

                                                                     1996
     SALES:                                    -----------------------------------------------
     FIXED MATURITIES AVAILABLE FOR SALE          PROCEEDS          COST            GAIN (LOSS)
                                               ----------------  --------------- ------------
     Sales                                    $        657,031  $       658,539 $     (1,508)
     Maturities                                      1,685,000        1,685,000           -0-
                                               ----------------  --------------- -------------
                                                     2,342,031        2,343,539       (1,508)
                                               ----------------  --------------- -------------
     FIXED MATURITIES HELD-TO-MATURITY
     Sales                                           3,333,859        3,360,091      (26,232)
     Maturities                                         89,320           89,320           -0-
                                               ----------------  --------------- -------------
                                                     3,423,179        3,449,411      (26,262)
                                               ----------------  --------------- -------------

         Totals                               $      5,765,210  $     5,792,950 $    (27,740)
                                               ================  =============== =============

     Sale of held-to-maturity securities during 1996 was the result of the non-recurring and unanticipated rapid funding of liabilities arising from the quota share arrangement with Underwriters Reinsurance. As of December 31, 1996, as a result of additional equity financing (Note 7), management has the positive intent to hold all investments to their respective maturities.

     During December 1995, the Company sold U.S. Treasury securities classified as available for sale with a carrying value of $2,539,173 for gross realized gains (losses) of $2,615 and $(3,019), respectively, for a net loss of $404.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2- INVESTMENTS IN SECURITIES (CONTINUED)

     The carrying value and estimated market value of debt securities at December 31, 1996 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations without call or prepayment penalties.

                                                                              ESTIMATED
                                                           CARRYING             MARKET
                                                             VALUE              VALUE
                                                       ------------------  -----------------

         Due in one year or less                      $     2,353,230     $     2,353,230
         Due after one year through five years              1,596,050           1,586,333
         Due after five years through ten years             1,006,737             993,993
                                                       ------------------  -----------------
                                                            4,956,017           4,933,556
         GNMA and FNMA Mortgage pools                       3,752,502           3,652,000
                                                       ------------------  -----------------

                                                      $     8,708,519     $     8,585,556
                                                       ==================  =================


     The Company does not have any material concentrations of credit risk in its portfolio as it consists entirely of U.S. Treasury and other federal government agency notes, GNMA's and FNMA's.

     The carrying value of securities on deposit with various governmental agencies at December 31, 1996 was $2,353,231.

NOTE 3 - STATE OF FLORIDA SPECIAL DISABILITY TRUST FUND

     The State of Florida operates and manages the Special Disabilities Trust Fund (SDTF) and reimburses employers and insurers for certain workers compensation benefits paid to employees when the employee is injured on the job and the resulting disability is as a result of or was related to a prior work related injury. The SDTF is funded through assessments upon all Florida workers' compensation insurers at a current level of 4.52% of premium written and distributes such sums among insurers whose policy holders have employed individuals with previously determined worker's compensation - related disabilities, and such individuals have filed a claim. The Company has included, as recoverables against losses and loss adjustment expenses, amounts submitted and to be submitted to SDTF. See also Note 4.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 - REINSURANCE AND RELATED RECOVERABLES

     Reinsurance contracts do not relieve the Company from its obligation to pay claims. However, the Company limits the maximum net loss that can arise from risks in its concentrated area of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on large individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

     Effective October 1, 1995, the Fund entered into a 70% proportional quota - share reinsurance treaty with Underwriters Reinsurance Company (Underwriters), which was assigned to the Company effective November 30, 1995. Under the terms of the agreement, the Company cedes 70% of its net written premium to Underwriters with Underwriters assuming 70% of the Company's retained losses and loss adjustment expenses. To cover the costs of underwriting, Underwriters reimbursed the Company for certain direct expenses, including other reinsurance and managed care fees incurred, and paid the Company a ceding commission ultimately based on the Company's loss ratio, subject to certain adjustments and limits. Ceding commissions earned for the periods ended December 31, 1996, 1995 and 1994 approximated $4,786,000, $416,000 and none, respectively.

     The following table summarizes the effect of reinsurance on premiums earned and written for the periods ended December 31, 1996, 1995 and 1994:

                                               1996                       1995(a)             1994
                                -----------------------------------   ----------------   ----------------
                                       WRITTEN             EARNED
                                -----------------------------------

              Direct           $    27,685,422    $    27,620,697    $     2,420,743    $          ----
              Assumed                 116,669             116,669         14,456,601
              Ceded                 (19,629,696)      (19,587,560)        (1,741,757)
                                -----------------------------------   ----------------   ----------------

                  Net          $     8,172,395    $     8,149,806    $    15,135,587    $          ----
                                ===================================   ================   ================

     The assumed premium is comprised entirely of the premium assumed from the Fund as a result of the loss portfolio transfer described in Note 1. The losses assumed by the Company of $14,456,601 were less than total premium on this transaction, which totaled $15,292,549. A deferred gain has therefore been recorded in the amount of $835,948. This gain is being amortized in proportion to the reduction in reserve for assumed losses.

     (a) For 1995, because of the common anniversary date of December 31, 1995 of substantially all policies in force during 1995, earned and written premiums are not materially different.

     At December 31, 1996, 1995 and 1994, reinsurance and related recoverables consisted of none, $94,598 and none, respectively, of recoverables on paid claim and claim settlement expenses and

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 - REINSURANCE AND RELATED RECOVERABLES (CONTINUED)

     $21,516,000, $14,471,111 and none, respectively, of estimated recoverables on unpaid claim and claim settlement expenses.

     Approximately $8,525,000 of the reinsurance and related recoverables at December 31, 1995 are from Score RE (formerly Allstate Reinsurance Company). Also, included in reinsurance and related recoverables at December 31, 1996 is approximately $8,937,000 related to the Company's quota share agreement with Underwriters. In addition, estimated undiscounted recoveries from the SDTF approximated $3,824,000 December 31, 1996.

     The Special Disability Trust Fund was created in 1955 to provide a financial incentive for employers to hire previously injured workers. If the worker was injured a second time and the employer (or insurance carrier) could prove that the two injuries were related, the Trust Fund will reinburse the insurer for claims paid regarding the second or subsequent injuries.

     It has been reported that the Trust Fund is financially impaired with claims exceeding the Fund's ability to pay. The Florida Legislature is considering legislation to deal with the issue but no definite laws have yet been adopted. Proposals range from increased assessments to carriers to terminating the Fund at a date certain as a means of dealing with the problem.

     The Company is unable to ascertain with any certainty what, if any, legislation will be adopted regarding the Trust Fund. If terminated at a date certain or if assessments are increased, such actions could adversely impact the Company.

     In the event that all or any of the reinsuring companies or the SDTF might be unable to meet their obligations under existing reinsurance agreements or law, the Company would be liable for such defaulted amounts. The Company's management believes that all reinsurers are in sound financial condition, and include Score RE (formerly Allstate Reinsurance Company, Continental Casualty Company, and Underwriters Reinsurance Company, all "A" rated by A.M. Best.

NOTE 5 - MANAGED CARE

     During 1994, the Fund entered into a managed care arrangement with Humana under which Humana is to provide medical services to workers whose employers were participating in the voluntary managed care arrangement. The terms of the agreement with Humana, which was assigned to the Company effective November 30, 1995, provide for the payment of a capitation fee in exchange for which Humana covers all the medical cost associated with a claim for a period of three years after the date the claim is reported. Fees paid to Humana are recognized as prepaid expenses and unpaid claim and claim settlement expenses to the extent that unpaid claims and claim settlement expenses exist for managed care covered claims. Prepaid expenses at December 31, 1996 and 1995 includes $3,129,000

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 - MANAGED CARE (CONTINUED)

     and $1,821,000, respectively, of fees paid to Humana under this agreement, including amounts assumed from the Fund in the loss portfolio transfer.

     To the extent that Humana is unable to meet their contractual obligation under the agreement, the Company is liable for unpaid claim and claim settlement expenses. However, as part of the agreement, Humana has issued a letter of credit to the benefit of the Company in the amount of $3,500,000, which expires December 15, 1997.

NOTE 6 - INCOME TAXES

     Temporary differences giving rise to deferred tax assets consist primarily of a discount on the reserve for loss and loss adjustment expenses for tax purposes and on reinsurance and related receivables, accounting for earned premiums differently for tax purposes than for financial reporting purposes, expensing for tax purposes internal underwriting costs attributable to policy acquisitions, accounting for other policy acquisition costs differently for tax purposes than for financial reporting purposes, and the recording of an allowance for uncollectible premiums receivable for financial reporting purposes but not for tax purposes.

     The provision for income taxes are as follows for the periods ended December 31, 1996, 1995 and 1994:

                                     1996             1995          1994
                                ---------------  ---------------   -----------

         Current               $    (304,991)   $   1,078,200     $    ----
         Deferred                     50,000       (1,084,000)
                                ---------------  ---------------   -----------

                               $    (254,991)   $      (5,800)    $    ----
                                ===============  ===============   ===========

     The effective tax rate of 21.7% for 1996 differs from the statutory income tax rate of 34% due to the effects during 1996 of underestimated 1995 income taxes approximating $135,000.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 are as follows:



              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 6 - INCOME TAXES (CONTINUED)

                                                           1996              1995              1994
                                                      ----------------  ---------------   ---------------

         Deferred tax assets:
              Discount on net loss reserves          $     515,000           706,000     $        ----
              Deferred charge                              219,000           259,000
              Unearned premium                             227,000           159,000
              Net operating loss                           319,000                -0-
              Other                                             -0-           12,000
                                                      ----------------  ---------------   ---------------
                  Total deferred tax assets              1,280,000         1,136,000              ----

              Deferred tax liabilities:

                  Loss reserves                            158,000                -0-
                  Policy acquisition costs                  88,000            52,000
                                                      ----------------  ---------------   ---------------
                                                           246,000            52,000              ----
                                                      ----------------  ---------------   ---------------
                                                     $   1,034,000         1,084,000     $        ----
                                                      ================  ===============   ===============

     Management believes it is more likely than not that the deferred tax assets will be realized due to the Company's tax planning strategies and future taxable income. Accordingly, no valuation allowance has been established.

NOTE 7 - STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENT

     The Company has authorized a total of 10,000,000 shares of preferred stock, available to be issued in any series as determined by the board of directors. During 1996, the board increased the authorized series A 6% cumulative Convertible Preferred Series A shares from 900,000 to 1,900,000. At December 31, 1996 and 1995, 248,885 and 221,805 shares, respectively, have been issued and have been registered with the U.S. Securities and Exchange Commission. At December 31, 1996 and 1995, 3,600,000 and 3,200,000 shares, respectively are authorized and have been issued of Convertible Preferred Series B, which are unregistered. Accordingly, a total of 6,151,115 shares of preferred stock are authorized and unissued.

     Each share of the 6% Cumulative Convertible Series A Preferred Stock is convertible to 2 shares of common stock after December 31, 2000. The Company may, after December 31, 1998, and upon thirty days written notice, redeem the Series A preferred shares at $10 per share plus unpaid and accrued dividends. The Series A preferred shares also carry a liquidation value of $10 per share. Accordingly, at December 31, 1996 the aggregate liquidation preference is $2,488,850.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 7 - STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENT (CONTINUED)

     The Company's originally filed articles of incorporation provided for 5,000,000 shares of authorized common stock. During November, 1994, the articles of incorporation were amended to allow for an additional 10,000,000 shares of common stock to bring the total authorized common stock to 15,000,000 shares.

     During March 1995, the founding stockholders of the Company entered into a stock exchange agreement with Associated Business & Commerce Holdings, Inc. (Holdings) whereby they exchanged all outstanding common stock of the Company for an equal number of shares of Holdings, in direct proportion to the existing stock ownership of common stock in the Company. As a result, the Company became a wholly owned subsidiary of Holdings. Holdings was organized solely for the purpose of providing financing for the Company and performing certain management services for the Company under a Management Agreement between the Company and Holdings (the "Management Agreement"). Holdings does not carry on any other business activities. The employees of Holdings devote their full business time to the business and affairs of the Company pursuant to the terms of the Management Agreement.

     Holdings obtained the funds for the funds for the initial purchase of the 3,200,000 shares of Series B preferred stock by entering into a term loan agreement with one of the Company's quota share reinsurers, Underwriters Reinsurance Company ("Underwriters"). The loan bore interest at 12.75% per annum, and, if not earlier prepaid, was due on September 30, 2000. Holdings pledged as collateral for the loan, among other things, all the Common and Series B Preferred Stock of the Company held by Holdings. Holdings has also granted Underwriters options to purchase common stock of Holdings in an amount, after issuance, up to a maximum of 49% of the number of outstanding common shares of Holdings. The number of shares subject to option is based upon the date on which the final payment to Underwriters was made.

     In order to relieve the debt service burden created by the Underwriters loan, improve the financing terms, increase the quota share reinsurance ceding commission and generate more capital available to the Company, Holdings, on December 4, 1996, entered into a Term Loan Agreement and Securities Purchase Agreement with TIG Reinsurance Company (hereinafter "TIG" or the "TIG Loan").

     Because the voting securities purchase aspect of the entire TIG transaction required prior approval by the Florida Department of Insurance, closing occurred in two phases.

     The first closing occurred on December 4, 1996. At this first closing, Holdings entered into a loan agreement with TIG evidenced by two promissory notes (Note A and Note B). Note A is in the principal amount of $3 million, bears interest at 10% per annum, payable interest only and, if not earlier prepaid, is due December 4, 2003. Note B was in the principal amount of $912,908, bears interest at 6% per annum, payable interest only and, if not earlier prepaid, was due December 4, 2003,

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 7 - STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENT (CONTINUED)

     provided however, that upon approval of the proposed securities purchase by the Florida Department of Insurance Note B was to be canceled and returned to Holdings. The principal amount of the B Note would then be credited by Holdings toward the acquisition by TIG of 2,912,908 shares of Holdings

     Series I Preferred Stock. Upon approval by the Department of Insurance, TIG was also required to complete its purchase of 2,912,908 shares of Series I Preferred by the payment to Holdings of an additional $2 million (the "second" closing).

     The proceeds of the TIG loan from the first closing were used by Holdings to retire in full the Underwriters' loan (approximately $3.6 million) and to purchase an additional 400,000 shares of the Company's Series B Convertible Preferred Stock. This refinance and payment in full to Underwriters served to reduce the Underwriters quota share to 20% of net written premium and limited Underwriters' options to approximately 5%.

     The second closing occurred on March 31, 1997, after receipt of approval of the entire transaction by the Department of Insurance. At the second closing, TIG surrendered the B Note and paid the $2 million due for the purchase of Holdings' Series I Preferred. Holdings canceled the B Note and issued to TIG 87,092 shares of Holdings' Common Stock and 2,912,908 shares of Holdings' Series I Preferred Stock. The $2 million proceeds of the second closing were used by Holdings to purchase an additional 1.5 million shares of the Company's Series B Preferred Stock and $500,000 was advanced to the Company as working capital.

     Unaudited statutory policyholders' surplus as of December 31, 1996 and 1995 and unaudited statutory net income (loss) for the periods ended December 31, 1996 and 1995 are $4,300,000 and $4,800,000 and $(430,000) and
     $(375,000), respectively. Statutory minimum surplus is $4,000,000.

     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) issued a model law to implement risk - based capital (RBC) requirements for property and casualty insurers, which are designed to assess capital adequacy and raise the level of protection that statutory surplus provides for policyholder obligations. Under the model law, insurers who have less statutory surplus than is required by the RBC calculations will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Since the Company is domiciled and issues policies exclusively in the state of Florida, and Florida has not yet adopted the model RBC law, the Company has not calculated the RBC statutory surplus. However, management believes that it has statutory surplus in excess of the RBC amounts.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company receives legal services from a firm which employs a director. Fees paid to this firm for the periods ended December 31, 1996, 1995 and 1994approximated $233,000, $21,000 and none, respectively. At December 31, 1996 and 1995 accounts payable includes the $59,000 and $21,000 of legal fees payable.

     The Company is affiliated with the Fund through common management and some common directors. During 1995 and 1994, the Fund paid $58,000 and $76,000 of organization costs of the Company of which $12,000 was reimbursed during 1994. The Fund is not seeking reimbursement from the Company for the organizational costs incurred by the Fund on behalf of the Company. Included in premiums receivable at December 31, 1995 is approximately $1,900,000 due from the Fund in connection with the loss portfolio transaction.

     The Fund repaid the Company the balance of the $1,900,000 immediately upon its receipt of an expected income tax refund during 1996.

     All of the Company's' outstanding common stock as well as all of the outstanding Series B preferred stock are owned by Holdings. Holdings performs certain administrative functions and pays certain costs for the Company under a management agreement. The management agreement calls for the Company to pay up to 14.1% of written premium to Holdings. Management fee expense incurred by the Company under the terms of this agreement approximated $3,847,000 and $345,000 for the years ended December 31, 1996 and 1995, respectively. The advances receivable at December 31, 1995 of $175,832 represents working capital advances to Holdings which are non - interest bearing and will be repaid as cash flow of Holdings permits.

NOTE 9 - STOCK OPTION PLAN

     The Company has established a compensatory stock option plan called the Equity Compensation Plan (the Plan). The Plan allows for the granting to officers, key employees, eligible directors and independent contractors the incentive stock options, non - qualified stock options, stock appreciation rights, and restricted stock. The exercise price of the stock options may not be less than 100% of the fair market value of the common stock on the date of the grant of the stock option. The term of the option may not be greater than ten years. Incentive stock options granted to a greater than 10% owner shall have an option exercise price of not less than 110% of the fair market value of the stock on the date of the grant and the exercise period will not be greater than five years. Stock appreciation rights may only be granted in conjunction with a related stock option. Stock appreciation rights call for the payment of cash or common stock equal in value to the excess of the fair market value of the common stock over the stock option exercise price.

     The Board has reserved 2,000,000 shares of common stock for issuance under the Plan. There are no outstanding options at December 31, 1996.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 10 - LEGAL PROCEEDINGS

     From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the date of the accountants' report, the Company is not a party to any legal proceedings, other than those initiated by the Company relating to the recovery of accounts receivable, with the exception of the matter described below.

     In July, 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, for breach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contract, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The Summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995, the trial court granted the Fund's renewed motion for summary judgment. ARMI filed an appeal as to this judgment as well. On or about April 10, 1997, the Fourth District Court of Appeal rendered its decision affirming the final judgment of the Trial Court. The appellate decision is not final until the time period (15 days) for filing motions to rehear has passed. Although ARMI may appeal this decision to the Florida Supreme Court, it is unlikely that the Supreme Court will assume jurisdiction. The Fund intends to continue to defend this claim, in the event further proceedings occur, on its own behalf. There can be no assurance however, that, in the event of an unfavorable ruling against the Fund, recovery would not be sought from the Company. In the event there is an unfavorable outcome, which management believes at this time to be extremely unlikely, the Fund's liability is estimated at less than $1,000,000.

NOTE 11 - NON - CASH INVESTING AND FINANCING ACTIVITIES

     During 1996, the Company foreclosed $142,000 of Series A Preferred Stock and applied the balance to unpaid premiums receivable.

     Effective November 30, 1995, the Company received all of the insurance related assets and assumed all of the insurance related liabilities from the Fund by virtue of a loss portfolio reinsurance arrangement. Non cash investing activities associated with this transaction are as follows:

                  Investments received                  $    13,089,432
                                                         =================

                  Equipment received                    $       294,707
                                                         =================

                  Other assets received                 $        28,834
                                                         =================

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 12 - CONCENTRATIONS AND CASH RESTRICTION

     The Company routinely maintains cash balances in excess of the federally insured limit of $100,000 at its financial institutions. Uninsured balances at December 31, 1996 approximated $1,706,000. In addition, the Company had $250,000 cash on deposit with a governmental agency.

     All of the Company's revenues are derived from within the state of Florida. Accordingly, the Company could be adversely affected by economic downturns, significant unemployment, and other conditions that may occur from time to time in Florida, which may not have as much of an impact on more geographically diversified competitors.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

     Investments in securities: Fair values are based upon quoted market prices or dealer quotes, if available.

NOTE 14- COMMITTMENTS

     During 1996, the Company entered into an agreement for new operating, policy, and claims administration software for a total contract amount approximating $525,000. As of December 31, 1996, approximately $130,000 of the contract is still outstanding.

                       INDEPENDENT ACCOUNTANTS' REPORT

To the Trustees
Associated Business and Commerce Workers' Compensation
 Self-Insurance Fund
Boca Raton, Florida

   We have audited the accompanying statements of operations and cash flows of Associated Business and Commerce Workers' Compensation Self-Insurance Fund for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Associated Business and Commerce Workers' Compensation Self-Insurance Fund for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

                                      SCHMIDT, RAINES, TRIESTE,
                                      DICKENSON & ADAMS, P.L.


Boca Raton, Florida
March 20, 1996

                       ASSOCIATED BUSINESS AND COMMERCE
                  WORKERS' COMPENSATION SELF-INSURANCE FUND
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995            1994             1993
                                                         --------------- --------------  --------------
Revenues:
 Standard premium earned, net of discounts ............    $25,498,312      $24,703,624     $21,821,933
 Less premium ceded for reinsurance ...................     20,529,657        2,186,254       1,969,437
                                                         --------------- --------------  --------------
  Net premium earned ..................................      4,968,655       22,517,370      19,852,496
                                                         --------------- --------------  --------------
 Less loss and loss adjustment expenses ...............         --          13,724,001      14,722,513
                                                         --------------- --------------  --------------
  Premiums available for operations ...................      4,968,655       8,793,369       5,129,983
                                                         --------------- --------------  --------------
 Interest earnings ....................................        772,424         605,901         283,535
                                                         --------------- --------------  --------------
 Net realized gains (losses) on investment
   transactions .......................................        115,019         (30,911)          2,113
                                                         --------------- --------------  --------------
                                                             5,856,098       9,368,359       5,415,631
                                                         --------------- --------------  --------------
Expenses:
 Policy acquisition and other underwriting expenses  ..      7,143,265       7,249,750       5,657,381
 Depreciation and amortization ........................        103,790          70,100          45,235
                                                         --------------- --------------  --------------
                                                             7,247,055       7,319,850       5,702,616
                                                         --------------- --------------  --------------
   Income (loss) before income taxes ..................     (1,390,957)      2,048,509        (286,985)
                                                         --------------- --------------  --------------
Income taxes (Note 7) .................................       (316,407)        619,997         (40,605)
                                                         --------------- --------------  --------------
  Net income (loss) ...................................    $(1,074,550)    $ 1,428,512     $  (246,380)
                                                         ===============  ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                       ASSOCIATED BUSINESS AND COMMERCE
                  WORKERS' COMPENSATION SELF-INSURANCE FUND
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          1995             1994             1993
                                                    --------------- ---------------  --------------
OPERATING ACTIVITIES
 Cash received for premiums and other income  ....    $ 26,275,001     $ 24,327,795     $22,119,355
 Cash paid to reinsurers .........................      (6,404,993)      (2,238,406)     (2,471,887)
 Cash received from reinsurers ...................         567,590          379,760         297,721
 Cash paid for claims ............................     (11,850,932)     (13,589,168)     (6,738,547)
 Cash paid for operating expenses ................      (8,427,586)      (7,602,237)     (5,510,092)
 Investment income collected .....................         713,418          586,579         341,905
 Income taxes and special tax deposits paid  .....        (735,500)        (800,000)       (371,528)
                                                    --------------- ---------------  --------------
  Net cash and cash equivalents provided by
    operating activities .........................         136,998        1,064,323       7,666,927
                                                    --------------- ---------------  --------------
INVESTING ACTIVITIES
 Purchase of investments .........................      (2,647,840)      (6,110,754)     (8,064,795)
 Sale of investments .............................       1,792,081        2,721,518       1,400,705
 Proceeds from investment maturities .............         561,304        1,265,849          --
 Purchase of equipment ...........................        (212,956)        (125,080)        (69,349)
 Proceeds from life insurance and annuity deposit           41,296          --              --
 Payments for other assets .......................         (19,206)         (12,990)         (4,573)
                                                    --------------- ---------------  --------------
  Net cash and cash equivalents (used in)
    investing activities .........................        (485,321)      (2,261,457)     (6,738,012)
                                                    --------------- ---------------  --------------
Net increase (decrease) in cash and
cash equivalents .................................        (348,323)      (1,197,134)        928,915
                                                    --------------- ---------------  --------------
Cash and cash equivalents, beginning of year  ....         348,323        1,545,457         616,542
                                                    --------------- ---------------  --------------
                                                      $
Cash and cash equivalents, end of year ...........         --         $    348,323     $ 1,545,457
                                                    ===============  ===============   ==============

  The accompanying notes are an integral part of these financial statements.

                       ASSOCIATED BUSINESS AND COMMERCE
                  WORKERS' COMPENSATION SELF-INSURANCE FUND
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995            1994             1993
                                                         --------------- --------------  --------------
RECONCILIATION OF NET INCOME TO NET CASH AND CASH
  EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES
   Net income (loss) ..................................    $ (1,074,550)    $ 1,428,512     $  (246,380)
 Adjustments to reconcile net income (loss) to net
   cash and cash equivalents provided by operating
   activities:
     Depreciation .....................................          93,196          64,046          39,181
  Amortization ........................................          10,594           6,054           6,054
  Loss (gain) on sale of investments ..................        (115,019)         30,911          (2,112)
  Net amortization of bond discounts/premiums  ........         (48,963)         27,123          75,984
  Advances repaid through expense recognition  ........           --              --            107,582
  (Increase) decrease in:
   Premiums receivable ................................       7,231,708        (878,909)       (900,112)
   Reinsurance and related recoverables ...............      17,839,221      (2,807,870)     (2,958,251)
   Accrued investment and other recoverables  .........         (10,043)        (68,865)        (55,263)
   Refundable income taxes and prepaid expenses  ......      (1,902,907)         27,586         (50,829)
   Deferred income taxes ..............................       1,227,000          --            (854,000)
   Deferred policy acquisition costs ..................         330,693         (26,738)       (198,008)
   Prepaid and other assets ...........................         297,614        (260,759)         --
  Increase (decrease) in:
   Reserves for claims ................................     (19,184,520)      2,531,779      10,481,137
   Accounts payable and accrued expenses ..............       2,587,522         575,706         (83,978)
   Advance premiums ...................................      (6,768,548)        595,747       1,863,514
   Accrued income tax and special tax deposits  .......        (376,000)       (180,000)        442,408
                                                         --------------- --------------  --------------
    Net cash and cash equivalents provided by
      operating activities ............................    $    136,998     $ 1,064,323     $ 7,666,927
                                                         ===============  ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                       ASSOCIATED BUSINESS AND COMMERCE
                  WORKERS' COMPENSATION SELF-INSURANCE FUND
                        NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 1--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

   Associated Business and Commerce Worker's Compensation Self-Insurance Fund (the Fund) was created in 1991 under the provisions of Florida law. The Fund is regulated by the Florida Department of Labor and Employment Security
(DLES) and provides worker's compensation insurance to its members. Through June 30, 1994, the Fund was regulated by the DLES. Effective July 1, 1994, monitoring of regulatory matters was transferred to the Florida Department of Insurance (DOI). However, the Fund is still subject to rules and regulations promulgated by DLES.

LOSS PORTFOLIO TRANSFER

   In a transaction approved by the Florida Department of Insurance, the Fund entered into a loss portfolio reinsurance treaty with Associated Business & Commerce Insurance Corporation (ABCIC). Under the terms of the treaty, the premium paid by the Fund to ABCIC consisted of all of the net assets of the Fund (assets less liabilities, excluding loss reserves) in exchange for the assumption, by the ABCIC, of the Fund's unpaid claims liabilities (loss reserves). By agreement with ABCIC, the effective date of the transaction was November 30, 1995. Accordingly, premiums earned on the Fund's policies then in effect, and losses and underwriting expenses incurred subsequent to that date are reported by ABCIC. However, the Fund did not transfer liabilities not related to insurance.

   The transaction described above together with other transactions and contractual arrangements between the Fund, ABCIC and other parties were contemplated by the Fund in its long-term business plan with the primary objective of offering non-assessable policies of insurance to members of the Fund and to the general public. Employers insuring their worker's compensation risks with the Fund were assessable for any losses and related expenses not ultimately paid by the Fund. Such assessability created a contingent liability to the employers, which management considered detrimental to the continuing growth of the business. As part of the loss portfolio transfer, ABCIC indemnified the members of the Fund who elected to be insured by the Company against such assessments. Policies of insurance written by ABCIC, including renewals of coverage to former members of the Fund are non-assessable.

   Only those members of the Fund who elected to be insured by ABCIC were retained by ABCIC. ABCIC did not assume any contingent assessment liabilities for members who left the Fund or who chose not to be insured by ABCIC. The Fund will maintain its legal existence until such time as the Florida Department of Insurance permits otherwise, however, the Fund no longer offers workers compensation insurance coverage.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Fund considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECOGNITION OF PREMIUM REVENUES AND MEMBER PREMIUM DEPOSITS

   Insurance premiums are recognized evenly over the life of the related policies (generally one year) with a liability for unearned premiums established for the premiums collected on the unexpired portion of those policies. It is the policy of the Fund to bill a deposit equal to two months of annual premium in advance of the effective date of insurance coverage which is held by the Fund to insure performance of each member's annual premium obligation. Member premium deposits also include any return premium due the insured as a result of premium audits. Standard premium is computed on payroll and modified by an experience factor provided by the State of Florida via the National Council on Compensation Insurance (NCCI). Payroll and payroll classifications are subject to verification and revision after year end. Deferred expenses for self-insurer's assessments, administrator fees and commissions to agents have been accrued, based upon premium collected. Additional premiums based on payroll audits are recognized as revenue in the Fund year for which coverage is provided.

DEFERRED POLICY ACQUISITION COSTS

   Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. It is the Fund's policy to calculate and record deferred policy acquisition costs on a quarterly basis.

   Amortization expense for the years ended December 31, 1995, 1994 and 1993 approximated $1,900,000, $833,000 and $762,000, respectively.

INVESTMENTS

   Investments consist of U.S. Treasury notes, U. S. Treasury Strips, GNMA mortgage pools, and other U.S. government notes and are carried at cost plus or minus the unamortized portion of premiums or discounts paid to acquire such investments. The Financial Accounting Standards Board has issued SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", which became effective with the fiscal year which began January 1, 1994, and has been implemented in the accompanying financial statements. This SFAS addresses the accounting and reporting for investments in equity securities that have readily determinable market values and for all investments in debt securities. Debt securities are to be classified as trading securities (reported at market value), available-for-sale securities (reported at fair value with unrealized market gains and losses reported as a separate component of surplus) and held to maturity (reported at amortized cost).

   Realized gains and losses on sales of investments are recognized on the specific identification basis.

EQUIPMENT

   Equipment is recorded at cost and is depreciated using accelerated methods over the respective assets' estimated useful lives which range from five to seven years.

DIVIDEND PAYMENT RESTRICTIONS

   The Fund must obtain approval from DLES prior to the declaration and payment of dividends to members.

INSURANCE LIABILITIES

   The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past and industry experience, for losses incurred but not reported and future development of existing cases. In establishing its liability for losses and loss adjustment expenses, the Fund utilizes the findings of an independent actuary. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

   Although the Fund believes that the estimate of the reserve for losses and loss adjustment expenses is reasonable in the circumstances, the Fund's absence of a substantial period of loss experience to support the assumptions inherent in establishing the estimated reserves results in uncertainty as to the ultimate amount that will be required for the settlement of losses and claims. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary, perhaps significantly, from the estimated amounts included in the accompanying financial statements.

   The Fund has accounted for loss and loss adjustment expenses on an undiscounted basis for the years ended December 31, 1995, 1994 and 1993. For all prior years, including its annual report for the year ended December 31, 1993 issued to its members and others, the Fund discounted its insurance liabilities to give effect to the anticipated investment income on loss and loss adjustment expenses. The Fund made this accounting change to be consistent with the accounting treatment adopted by ABCIC for accounting for loss and loss adjustment expenses in ABCIC's financial statements filed with the federal Securities and Exchange Commission.

REINSURANCE

   Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. The Fund maintains specific excess loss reinsurance with unaffiliated insurance companies. For the 1995, 1994 and 1993 fund years, the Fund retained the first $350,000 of each loss.

   The Fund does not assume reinsurance from other insurance funds or companies. Effective October 1, 1995, the Fund entered into a 70% proportional quota-share agreement with Underwriters Reinsurance Company ("Underwriters") (Note 5).

INCOME TAXES

   Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of premiums receivable, reinsurance and related receivables and insurance liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that may be available to offset future federal income taxes. Effective January 1, 1992, the Fund adopted Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes.

ALLOWANCE FOR BAD DEBTS

   The bad debt allowance is based upon the Fund's experience with uncollectible accounts receivable and represent the Fund's estimate of the uncollectible amounts incurred through each fund year end.

RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

NOTE 2--MEMBER INDEMNIFICATION

   As is required of every fund regulated by DLES, the members of the Fund have jointly and severally agreed to assume and discharge the obligations of the Fund in the event any claims or expenses may remain unpaid after available reserves and reinsurance have been exhausted. Given the nature of the Fund's reinsurance arrangements, the Board of Trustees believes the likelihood of additional assessments upon members relating to this indemnity to be remote.

NOTE 3--INVESTMENT EARNINGS

   Gross investment income for the years ended December 31, 1995, 1994 and 1993 totaled $772,424, $615,938 and $317,010 respectively. Investment expenses for the same periods totaled $0, $10,037 and $33,475, respectively.

   During September, 1994, the Fund sold U.S. Treasury securities classified as held-to-maturity with an amortized cost of $2,752,429 for a realized loss of $30,911. The decision to sell these securities was based upon a change in statutory requirements significantly modifying permissible investments of the Fund.

NOTE 4--STATE OF FLORIDA SPECIAL DISABILITY TRUST FUND

   The Special Disabilities Trust Fund of the Bureau of Workers Compensation makes assessments upon all Florida workers compensation insurers at a current level of 4.52% of premium collected and distributes such sums among insurers whose policy holders have employed individuals with previously determined worker's compensation-related disabilities, and such individuals have filed a claim. The Fund has included, as recoverables against losses and loss adjustment expenses, amounts submitted and to be submitted to the Bureau.

NOTE 5--REINSURANCE AND RELATED RECOVERABLES

   Reinsurance contracts do not relieve the Fund from its obligation to pay claims. However, the Fund limits the maximum net loss that can arise from risks in its concentrated area of exposure by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on large individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

   Effective October 1, 1995, the Fund entered into a 70% proportional quota-share reinsurance treaty with Underwriters Reinsurance Company ("Underwriters"), which was assigned to ABCIC effective November 30, 1995. Under the terms of the agreement, the Fund ceded 70% of its net written premium to Underwriters with Underwriters assuming 70% of the Fund's retained losses and loss adjustment expenses. To cover the costs of underwriting, Underwriters reimbursed the Fund for certain direct expenses incurred and paid the Fund a ceding commission totaling $810,072 during the year ended December 31, 1995 to cover other general expenses. This amount is reported on the statement of operations for the year ended December 31, 1995 as a reduction of policy acquisition and other underwriting expenses. Underwriters is rated A+ by A.M. Best.

   In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the Fund would be liable for such defaulted amounts. The Fund's Trustees believe that all reinsurers are in sound financial condition, and include (in addition to Underwriters) Allstate Insurance Company and Continental Casualty Company, both "A" rated by A.M. Best. In addition, all of the Fund's reinsurers have been approved by DLES.

NOTE 6--MANAGED CARE

   In August, 1994, the Fund entered into a managed care arrangement with Humana to provide medical services to workers whose employers were participating in the voluntary managed care arrangement. The terms of the agreement with Humana, which was assigned to ABCIC effective November 30, 1995, provide for the payment of a capitation fee in exchange for which Humana covers all the medical cost associated with a claim for a period of three years after the date the claim is reported.

NOTE 7--INCOME TAXES

   Temporary differences giving rise to deferred tax assets consist primarily of a discount on the reserve for loss and loss-adjustment expenses for tax purposes and on reinsurance and related receivables, accounting for earned premiums differently for tax purposes than for financial reporting purposes, expensing for tax purposes internal underwriting costs attributable to policy acquisitions, accounting for other policy acquisition costs differently for tax purposes than for financial reporting purposes, and the recording of an allowance for uncollectible premiums receivable for financial reporting purposes but not for tax purposes.

   In addition, certain provisions of the Internal Revenue Code allow the Fund to deduct from taxable income the difference between the required discounted reserve for claims and the undiscounted reserve for claims provided, however, that the Fund pay a special estimated tax deposit. The special tax deposit payable with the Funds income tax return is accounted for as current income tax expense. However, the special tax deposit will be applied to regular income taxes resulting from the inclusion in gross income of any future reduction of the initial difference between the income tax basis discounted and undiscounted reserves for claims. Any special tax deposits not utilized within 15 years will be applied to any regular income tax liability. The special tax deposit method is subject to an annual election on the Fund's Federal income tax return. The Fund elected the special tax method for 1995, 1994 and 1993.

   As a result of the loss portfolio transfer, the reserves for losses which gave rise to the Fund's special tax deposit requirement were eliminated. The Fund made application to the Internal Revenue Service for refund of the special tax deposits in the amount of $1,376,561.

   The provision for income taxes are as follows for the years ended December 31, 1995, 1994 and 1993:

                   1995           1994          1993
             --------------- -----------  ------------
Current  ..    $(1,543,407)     $619,997     $ 823,336
Deferred  .      1,227,000           -0-     (863,941)
             --------------- -----------  ------------
               $  (316,407)     $619,997     $ (40,605)
             ===============  ===========   ============

   The differences between taxes at the statutory rate and the recorded current tax expense (benefit) are as follows for the years ended December 31, 1995, 1994 and 1993:

                                                       1995          1994          1993
                                                  ------------- -----------  ------------
Tax at statutory rate ..........................    $(472,925)     $695,263      $(97,575)
Underestimated current income tax of prior year       130,000           -0-        37,095
State taxes under Federal benefit ..............          -0-      (23,760)          -0-
Other ..........................................       26,518      (51,506)        19,875
                                                  ------------- -----------  ------------
 Income tax expense (benefit) ..................    $(316,407)    $619,997       $(40,605)
                                                  =============  ===========   ============

NOTE 8--LEASE COMMITMENT AND TOTAL RENTAL EXPENSE

   The Fund leased its office space on a month-to-month basis for $9,973 per month including sales tax, its pro rata share of the property taxes, utilities, normal maintenance, and specified percentages of common-area expenses. This lease was assigned to the Company effective December 1, 1995.

   During 1994 and 1993, the Fund subleased one-twelfth of this office space to its administrator on a month-to-month basis for one-twelfth of the total cost to the Fund. Sublease income totaled $10,174 for each of the years ended December 31, 1994 and 1993.

   The total rental expense included in the statement of operations for the years ended December 31, 1995, 1994 and 1993 totaled $119,845, $119,671 and
$111,072, respectively. Net rental expense, after deducting sub-lease income was $119,845, $109,497 and $100,898 for the years ended December 31, 1995,
1994 and 1993, respectively.

NOTE 9--OTHER COMMITMENTS

   The Fund employed an administrator to manage the day-to-day affairs of the Fund under a 5-year agreement which became effective October 1, 1991. The agreement is automatically renewable every five years thereafter but can be terminated by the trustees in accordance with various provisions in the agreement. Under a revision to this agreement effective April 1, 1993, as compensation for these services, the administrator is to receive monthly four percent of the audited standard premium, less any allowed discounts, collected by the Fund. From this fee, throughout the entirety of the agreement, the administrator is required to pay certain expenses of the Fund, including accounting and actuarial expenses, trustees fees, dues and convention expenses, incentive fees and bonuses, and other miscellaneous expenses. Effective January 1, 1995, this agreement was terminated by mutual agreement and the Administrator became an employee of the Fund.

   To process claims on behalf of the Fund, a servicing agreement has been executed with an unrelated company. For the claims management services, the Fund pays the claims processor 2.5% of earned premium plus 25% of recoveries collected from the SDTF. As part of the loss portfolio transfer, this agreement was assigned to ABCIC.

NOTE 10--RELATED-PARTY TRANSACTIONS

   The Fund receives legal services from a firm which employs a trustee. Fees paid to this firm for the years ended December 31, 1995, 1994 and 1993 totaled $481,932, $443,441 and $140,080, respectively. In addition, during 1995 the Fund incurred $12,971 for consulting services provided by a trustee.

   Included in the allowance for doubtful accounts at December 31, 1993 was $204,747 due from a member which has entered bankruptcy proceedings and formerly employed a trustee.

NOTE 11--LEGAL PROCEEDINGS

   In July, 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, for breach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contact, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995 the trial court granted the Fund's renewed motion for summary judgment. ARMI has filed an appeal as to this judgment as well. The Fund intends to continue to pursue and defend this claim on its own behalf. There can be no assurance however, that, in the event of an unfavorable ruling against the Fund, recovery would not be sought from ABCIC. In the event there is an unfavorable outcome, which management believes to be unlikely, the Fund's liability is estimated at less than $1,000,000.

NOTE 12--NON-CASH INVESTING ACTIVITIES

   Effective November 30, 1995, the Fund transferred all of its insurance related assets and liabilities to ABCIC by virtue of a loss portfolio reinsurance treaty. Non-cash investing activities associated with this transaction are as follows:

Investments transferred      $13,089,432
                           ==============
Equipment transferred  ..    $   294,707
                           ==============
Other assets transferred     $    28,834
                           ==============

NOTE 13--STATUTORY INCOME (LOSS) AND SURPLUS (DEFICIT)

   Through December 31, 1993, the Fund's GAAP and statutory accounting principles (SAP) were the same with the exception of recording future investment income on the liability for loss and loss adjustment expenses for SAP. Due to legislative changes effective January 1, 1994, additional variances between GAAP and SAP include deferred income taxes, deferred acquisition costs and certain other assets of the Fund.

   Net income (loss) of the Fund for the years ended December 31, 1995, 1994 and 1993 under SAP are as follows:

 1995 (UNAUDITED)    $(1,368,811)
                   ===============
1994 ............    $ 1,090,325
                   ===============
1993 ............    $  (246,380)
                   ===============

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

3.3            Amendment to Articles of Incorporation

10.17          Amendment to Exchange and Shareholders' Agreement, dated November
               27, 1996

10.18 Letter Agreement, dated August 9, 1996, extending Humana Managed Care contract for two years

10.19 Securities Purchase Agreement, dated as of December 4, 1996 by and among Associated Business and Commerce Holdings, Inc., Errol Bader, Lawrence J. Marchbanks, Frederick R. Prout, Daniel J. Webber and James L. Wilson and TIG Reinsurance Company

10.20 Term Loan Agreement, dated as of December 4, 1996, between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company together with amendments dated February 24, 1997 and March 19, 1997, respectively

10.21 Pledge Agreement between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company

10.22 Security Agreement between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company

10.23 Agreement as to Reinsurance between Associated Business and Commerce Holdings, Inc. and TIG Reinsurance Company

23.1           Consent of Independent Accounts

27.1           Financial Data Schedule

28.1 Schedule P from the Statutory Annual Statement for 1996 - Analysis of Losses and Loss Expense