Form 10QSB
period 1997-03-31
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1997-05-20
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on May 12, 1997, was 229,912 shares.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION

                                TABLE OF CONTENTS


Part I. Financial Information
   Statement of Operations (unaudited), three months ended March 31, 1997 and 1996.......................3
   Balance Sheets, March 31, 1997 (unaudited) and December 31, 1996......................................4
   Statements of Changes in Stockholders' Equity, three months ended
      March 31, 1997 (unaudited) and the year ended December 31, 1996....................................6
   Statement of Cash Flows (unaudited), three months ended March 31, 1997 and 1996.......................7
   Notes to Financial Statements (unaudited) ............................................................8
   Management's Discussion and Analysis of Financial Condition and Results of Operations................11

Part II Other Information
      Item 1. Legal Proceedings.........................................................................13
      Item 2. Changes in Securities.....................................................................13
      Item 3. Defaults Upon Senior Securities...........................................................13
      Item 4. Submission of Matters to a Vote of Security Holders.......................................13
      Item 5. Other Information.........................................................................13
      Item 6. Exhibits and Reports on Form 8-K..........................................................13

Signatures..............................................................................................14

Exhibits..................................................................................................

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   UNAUDITED




                                                                              MARCH 31,       MARCH 31,
                                                                                 1997            1996
                                                                           -------------- ---------------
Revenues:
  Standard premium earned, net of discounts                                $    6,786,693 $     7,079,786
  Less premium ceded for reinsurance                                            4,894,874       4,979,331
                                                                           -------------- ---------------
    Net premium earned                                                          1,891,819       2,100,455
                                                                           -------------- ---------------

  Less loss and loss adjustment expenses                                        1,159,025       1,382,313
                                                                           -------------- ---------------

    Premiums available for operations                                             732,794         718,142

  Interest earnings                                                               117,680         248,041
                                                                           -------------- ---------------
                                                                                  850,474         966,183

Policy acquisition and other underwriting expenses                              1,025,229         848,359
                                                                           -------------- ---------------

      Income before income taxes                                                 (174,755)        117,824

Income tax expense (credits)                                                      (59,000)         40,000
                                                                           -------------- ---------------

    Net income                                                             $     (115,755)$        77,824
                                                                           ============== ===============

    Earnings per common share and
      common share equivalent                                              $        (1.13)$          0.76
                                                                           ============== ===============

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEETS
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996



ASSETS
                                                                              MARCH 31,      DECEMBER 31,
                                                                                 1997            1996
                                                                           -------------- ---------------
                                                                             (UNAUDITED)

Investments with fixed maturities                                          $    7,255,700 $     8,708,519
Cash and cash equivalents                                                       2,979,299       2,155,583
Premiums receivable, less allowance for
  doubtful accounts 1997 $1,390,982; 1996 $1,247,602                            5,361,686       4,078,520
Reinsurance and related recoverables:
  Loss and loss adjustment expenses                                            22,262,250      21,516,000
  Prepaid reinsurance premiums                                                    113,262          49,782
Accrued investment income                                                          74,071         122,318
Prepaid expenses                                                                3,555,362       3,200,485
Deferred and refundable income taxes                                              774,000       1,474,093
Deferred policy acquisition costs                                                 240,708         260,004
Equipment, less accumulated depreciation
  1997 $147,216; 1996 $102,709                                                    633,587         640,202
Other assets, net                                                                  75,435          76,948
                                                                           -------------- ---------------
                                                                           $   43,325,360 $    42,282,454
                                                                           ============== ===============

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEETS - CONTINUED
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996



                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              MARCH 31,      DECEMBER 31,
                                                                                 1997            1996
                                                                           -------------- ---------------
                                                                             (UNAUDITED)

Reserves for losses and loss adjustment expenses                           $   31,154,606 $    31,982,392
Liabilities:
  Accounts payable and accrued expenses                                         1,819,572       2,099,679
  Unearned and return premium payable                                           2,744,699       2,411,708
  Advances from parent                                                            396,485               0
  Income taxes payable                                                             90,907               0
  Deferred gain on loss portfolio transfer                                        594,209         644,209
                                                                           -------------- ---------------
                                                                                5,645,872       5,155,596
Commitments and contingencies
  Total reserves and liabilities                                               36,800,478      37,137,988
Stockholders' equity:
  Convertible preferred stock series A, 6% cumulative,
    $1 par value, authorized shares 1,900,000; 252,891 shares
    outstanding at March 31, 1997; 248,885 shares issued
    and outstanding at December 31, 1996 aggregate liquidation preference of $2,528,910 at March 31, 1997 and
    $2,488,850 at December 31, 1996                                               252,891         248,885
  Additional paid - in capital, preferred series A                              2,243,981       2,251,816
  Convertible preferred stock series B, $1 par value,
    authorized, issued and outstanding 5,100,000 shares at
    March 31, 1997 and 3,600,000 shares at December 31, 1996                    5,100,000       3,600,000
  Common stock, $1 par value, authorized 15,000,000
    shares; 102,501 shares issued and outstanding
    at March 31, 1997 and December 31, 1996                                       102,501         102,501
  Accumulated (deficit)                                                        (1,174,491)     (1,058,736)
                                                                           -------------- ---------------
                                                                                6,524,882       5,144,466
                                                                           -------------- ---------------
                                                                           $   43,325,360 $    42,282,454
                                                                           ============== ===============

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED) AND
                        THE YEAR ENDED DECEMBER 31, 1996




                                                               ADDITIONAL
                                                                PAID-IN
                                       PREFERRED STOCK           CAPITAL                       RETAINED
                                 ---------------------------    PREFERRED       COMMON         EARNINGS
                                    SERIES A      SERIES B      SERIES A        STOCK         (DEFICIT)
                                 ----------- --------------- ------------- -------------- ---------------
Balance, January                 $   221,805 $     3,200,000 $   1,996,845 $      102,501 $       (21,880)

  Preferred stock issued              55,972         400,000       503,748

  Preferred stock canceled           (28,892)                     (248,177)

  Preferred dividends
    paid at $.60 per share                                                                       (114,227)

  Net (loss)                                                                                     (922,629)
                                 ----------- --------------- ------------- -------------- ---------------

Balance, December 31, 1996           248,885       3,600,000     2,252,416        102,501      (1,058,736)

  Preferred stock issued
    (Unaudited)                        4,006       1,500,000        36,054

  Preferred stock canceled
    (Unaudited)                                                    (44,489)

  Net income (Unaudited)                                                                         (115,755)
                                 ----------- --------------- ------------- -------------- ---------------

Balance March 31,
  1997 (Unaudited)               $   252,891 $     5,100,000 $   2,243,981 $      102,501 $    (1,174,491)
                                 =========== =============== ============= ============== ===============

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                              MARCH 31,       MARCH 31,
OPERATING ACTIVITIES                                                             1997            1996
                                                                           -------------- ---------------
  Net income (loss)                                                        $     (115,755)$        77,824
  Adjustments:
    Change in net insurance reserves                                           (1,574,036)     (1,727,643)
    Change in premiums receivable                                              (1,283,166)        967,701
    Accrued income taxes                                                           90,907      (1,065,300)
    Deferred and refundable income taxes                                          687,520               0
    Other                                                                        (282,201)        345,806
                                                                           -------------- ---------------
      Net cash and cash equivalents
      (used in) operating activities                                           (2,476,731)     (1,401,612)
                                                                           -------------- ---------------

INVESTING ACTIVITIES

  Proceeds from investment maturities                                           2,636,464       1,875,806
  Purchase of investments                                                      (1,190,781)              0
  Payments for other assets                                                             0        (112,251)
  Purchase of equipment                                                           (37,892)        (39,392)
  Payments of advances, net                                                             0        (143,750)
                                                                           -------------- ---------------
      Net cash and cash equivalents
      provided by investing activities                                          1,407,791       1,580,413
                                                                           -------------- ---------------

FINANCING ACTIVITIES

  Net advances received from parent                                               396,485               0
  Net proceeds from issuance of preferred stock                                 1,496,171         297,310
                                                                           -------------- ---------------
    Net cash and cash equivalents provided
      by financing activities                                                   1,892,656         297,310
                                                                           -------------- ---------------

Net increase in cash and cash equivalents                                         823,716         476,111

Cash and cash equivalents, beginning of period                                  2,155,583       2,242,245
                                                                           -------------- ---------------

Cash and cash equivalents, end of period                                   $    2,979,299 $     2,718,356
                                                                           ============== ===============

   The accompanying notes are an integral part of these financial statements.

                    ASSOCIATED BUSINESS & COMMERCE INSURAQQ
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                   UNAUDITED


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

  Reference should be made to the "Notes to Financial Statements" on pages F-8 through F-27 of the registrant's Form 10-K for the year ended December 31, 1996. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

  Some figures in the 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications have no effect on net income or stockholders' equity, as previously reported.

NOTE 2 - EARNINGS PER SHARE

  Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. There was no adjustment of net income required because there were no preferred stock dividends declared during the period. There was no change in the average number of outstanding common shares for the periods ending March 31, 1997 and 1996, and there was no dilution of common stock because the preferred stock is not convertible to common stock before January 1, 2000.

NOTE 3 - INVESTMENTS

  Investment activity for the period ending March 31, 1997 consisted of the collection of maturities fixed maturity securities and proceeds from the sale of securities to comply with regulatory portfolio requirements. Investment activity for the period ending March 31, 1996 consisted entirely of the collection of maturities and early call proceeds of fixed maturity securities.

                    ASSOCIATED BUSINESS & COMMERCE INSURAQQ
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                   UNAUDITED

NOTE 4 - INCOME TAXES

  The provision for income taxes for the periods ended March 31, 1997 and 1996 are as follows:

                                        MARCH 31,       MARCH 31,
                                          1997            1996
                                       ----------       ---------
    Federal income taxes
      currently payable (refundable)   $ (850,000)      $ (15,300)
    Deferred federal income taxes         791,000          55,300
                                       ----------       ---------
                                       $  (59,000)      $  40,000
                                       ==========       =========

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

  The deferred LPT premium is earned in the ratio of assumed losses paid to total assumed losses. Deferred LPT premium earned for the periods ended March 31, 1997 and 1996 totalled $50,000 and $162,757, respectively.

  Reinsurance contracts do nor relieve the Company from its obligation to pay claims. Reinsurance does involves transferring certain risks the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the company from potential losses in excess of the amount it is prepared to accept. Effective January 1, 1997, the Company has modified its quota share reinsurance arrangements. The Company now cedes 50% of written premium to TIG Reinsurance Company("TIG") and 20% to Underwriters Reinsurance Company ("Underwriters") with the corresponding assumption by TIG and Underwriters of the Company's loss and loss adjustment expenses.

  The Company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the Company will pay the shortfall.

                    ASSOCIATED BUSINESS & COMMERCE INSURAQQ
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                   UNAUDITED


NOTE 5 - REINSURANCE (CONTINUED)

  The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the periods ended March 31, 1997 and 1996:

                                     MARCH 31,      MARCH 31,
                                       1997            1996
                                   -----------     -----------
    Premiums earned:
      Direct                       $ 6,736,693     $ 6,917,029
      Recognized from LPT
        deferred gain                   50,000         162,757
      Ceded                         (4,894,874)     (4,979,331)
                                   -----------     -----------
        Net premiums earned        $ 1,891,819     $ 2,100,455
                                   ===========     ===========

    Insurance losses and
      loss adjustment expenses:
      Direct                       $ 3,839,915     $ 4,190,627
      Ceded                         (2,680,890)     (2,808,314)
                                   -----------     -----------
        Net insurance losses       $ 1,159,025     $ 1,382,313
                                   ===========     ===========

NOTE 6 - LEGAL PROCEEDINGS

  From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the date of the accountants' report, the Company is not a party to any legal proceedings outside of its ordinary workers compensation settlement business or proceedings instituted by the Company for premium collection which management believes would materially affect the financial position or operations of the Company with the exception of the matter described below.

  In July, 1992, the Fund filed a lawsuit in the State Circuit Court of Palm Beach County, Florida, for breach of contract against Advanced Risk Management Incorporated ("ARMI") claiming damages for excess fees and advances collected by ARMI, the former service company of the Fund. A counterclaim was filed by ARMI alleging breach of contract, breach of fiduciary duty and fraud. On January 2, 1994, the court granted summary judgment in favor of the Fund with respect to all of the counterclaims made by ARMI. The summary judgment was appealed by ARMI and reversed by the Fourth District Court of Appeal, which remanded the matter back to the trial court to resolve specific issues. On December 15, 1995 the trial court granted the Fund's renewed motion for summary judgment. ARMI has filed an appeal as to this judgment as well. On or about April 10, 1997, the Fourth District Court of Appeal rendered its decision affirming the final judgment of the trial court. The appellate decision became final when the time period (15 days) elapsed for filing motions to rehear expired and ARMI did not avail itself of the rehearing privilege.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997


RESULTS OF OPERATIONS

The Company is reporting a loss before taxes for the first quarter of 1997 of $175,000 based on premium volume of approximately $6.8 million compared to income before taxes for the first quarter of 1996 of $118,000 based upon premium volume of $7.1 million. Annualized premium as of March 31, 1997 amounts to approximately $28 million or approximately equal to the amount reported for calendar year 1996 as reported in the Company's Form 10-K. The Company's loss ratio decreased from 65.8% for the quarter ended March 31, 1996 to 61.3% for the quarter ended March 31, 1997.

The operating expense ratio increased from 40.4% for the first quarter of 1996 to 54.2% for the first quarter of 1997 due primarily to increases in marketing and underwriting personnel and costs associated with the programming and implementation of the Company's new policy administration software. These additions to personnel and other increased costs were anticipated by the Company in order to stimulate growth in premium writings which is the Company's primary emphasis. Increases in operating costs while premium is remaining flat necessarily results in a deterioration of the operating expense ratio.

The combined ratio, which is the sum of the loss ratio and expense ratio, increased from 106.2% for the first quarter of 1996 to 115.5% for the first quarter of 1997. The investment ratio (investment incomes divided by net earned premium) decreased from 11.8% for the first quarter of 1996 to 6.2% for the first quarter of 1997 resulting in operating ratios of 94.4% for the first quarter of 1996 and 109.3% for the first quarter of 1997.

As reported in the Company's Form 10-K, premium ceded to reinsurers includes proportional quota-share reinsurance at a 70% cession level, which is comparable to the first quarter of 1996. As a result of the refinancing undertaken by the Company's parent, Associated Business and Commerce Holdings, Inc. ("Holdings") with TIG Reinsurance Company as discussed below, the quota-share reinsurance provisions for 1997 differ from those in effect for 1996 through an increase in the effective ceding commission from 27% in 1996 to approximately 28.3% for 1997. As a result, the ceding commission for the first quarter of 1997 is approximately $10,000 higher than that for 1996 even though premium volumes decreased by approximately $300,000.

As suggested above, the Company's primary emphasis is being directed toward the development of new agency relationships and enhancements of product offerings to existing insureds in an effort to increase premium volume in order to offset the effects of the increases in fixed overhead. Without an increase in premium volume, the Company may be forced to undertake reductions in overhead and/or re-negotiate quota-share arrangements or take such other actions which could adversely impact the Company's long term growth plan.

For statutory purposes, the Company reported a net loss of $3,745 for the first quarter of 1997 compared to statutory income of $22,000 for the first quarter of 1996. The primary differences in these reportings compared to GAAP relate to the provision for income taxes at the statutory level which expense is decreasing given the decrease in the Company's net reserve as a result of the full absorption of the 70% quota-share arrangements.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

As anticipated, cash flows from operating activities for the first quarter of 1997 were a negative $2.5 million compared to negative cash flows of $1.4 million for 1996. This continuing negative cash flows from operations has been anticipated because of the Company's quota-share arrangements with its reinsurers.

The Company's quota-share arrangements were originally installed effective October 1, 1995 and it is anticipated that payments to the reinsurers pursuant to the quota-share treaties will exceed the amount of claim recoveries due from the reinsurers through the end of 1997. Depending upon premium growth, it is then anticipated that amounts due from reinsurers for claim recoveries will offset amounts otherwise due for ceded premium with no further adverse impact upon cash flows. However, if the Company's operating expenses, net of quota-share reimbursements, exceed net operating revenues, then cash flows may continue negative requiring further liquidations of fixed-maturity investments.

As described in the Company's Form 10-K, and as set forth within the statement of changes in stockholders equity included in this filing, Holdings has invested an additional $1,900,000 in the Company's Series B Preferred Stock between December, 1996 and March 31, 1997 pursuant to Holdings' refinancing of its debt owing to Underwriters Reinsurance Company. TIG Reinsurance Company has invested a total of $6,000,000 in Holdings which has effectively increased Holdings' investment in the Company by $2,400,000, of which $1,900,000 is in the form of Series B Preferred and an additional $500,000 in the form of a working capital advance. These new proceeds will further the Company's ability to weather the current soft market of workers' compensation insurance in Florida and will provide a cushion to the Company's statutory surplus which, as of March 31, 1997, is at approximately $6.1 million or approximately $2.1 million in excess of the current required surplus of $4,000,000.

At this current level of statutory surplus, the Company could more than double its premium writings which, as indicated above, is the Company's current primary focus.

                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
                           PART II - OTHER INFORMATION
                                 MARCH 31, 1997




ITEM 1.  LEGAL PROCEEDINGS
There have been no significant developments in those matters discussed in Item 3 of the Company's Form 10-K for 1996.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
a)   EXHIBIT INDEX
      Exhibit 27  Financial Data Schedule
b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                 ASSOCIATED BUSINESS & COMMERCE
                                 INSURANCE CORPORATION
                                 Registrant





Date:    May 20, 1997            /s/ James R. Nau
                                 -----------------------------
                                 James R. Nau
                                 President


Date:    May 20, 1997            /s/ Clifford G. Merritt
                                 -----------------------------
                                 Clifford G. Merritt
                                 Vice President, Finance
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule