Form 10QSB
period 1997-06-30
ASSOCIATED BUSINESS & COMMERCE INSURANCE CORP
filed 1997-08-19
CIK 928775

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 33-83116
                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     FLORIDA                         65-0496132
          ------------------------------   -------------------------------
         (State or other jurisdiction of   (IRS Employer Identification No.)
         incorporation of organization)

         4700 NW BOCA RATON BOULEVARD, SUITE 400, BOCA RATON, FL    33431
         -------------------------------------------------------   --------
         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number,
         including area code                                   (561) 997-0708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [X]     No [ ]

The number of the outstanding Preferred Stock held by nonaffiliates of the Registrant on August 8 1997, was 220,817 shares.


                         ASSOCIATED BUSINESS & COMMERCE
                              INSURANCE CORPORATION

                                TABLE OF CONTENTS
PART I. Financial Information
  Statements of Operations (unaudited), three months ended June 30, 1997 and 1996.................3
  Statements of Operations (unaudited), six months ended June 30, 1997 and 1996...................4
  Balance Sheets, June 30, 1997 (unaudited) and December 31, 1996.................................5
  Statements of Changes in Stockholders' Equity, six months ended
    June 30, 1997 (unaudited) and the year ended December 31, 1996................................7
  Statement of Cash Flows (unaudited), six months ended June 30, 1997 ............................8
  Notes to Financial Statements (unaudited) ......................................................9
  Management's Discussion and Analysis of Financial Condition and Results of Operations..........12
PART II Other Information
    Item 1. Legal Proceedings....................................................................14
    Item 2. Changes in Securities................................................................14
    Item 3. Defaults Upon Senior Securities......................................................14
    Item 4. Submission of Matters to a Vote of Security Holders..................................14
    Item 5. Other Information....................................................................14
    Item 6. Exhibits and Reports on Form 8-K.....................................................14
Signatures.......................................................................................15
Exhibits...........................................................................................

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED

                                                  FOR THE THREE MONTHS ENDED
                                                  --------------------------
                                                     JUNE 30,       JUNE 30,
                                                      1997            1996
                                                  -----------     -----------
Revenues:
  Standard premium earned, net of discounts       $ 9,245,798     $ 6,806,527
  Less premium ceded for reinsurance                6,639,915       4,817,136
                                                  -----------     -----------
    Net premium earned                              2,605,883       1,989,391
                                                  -----------     -----------

  Less Loss and loss adjustment expenses            1,650,883       1,057,723
                                                  -----------     -----------

    Premiums available for operations                 955,131         931,668

  Interest earnings                                   174,874         221,738
                                                  -----------     -----------

Policy acquisition and other underwriting
  expenses                                          1,385,367         988,230
                                                  -----------     -----------

       Income (loss) before income taxes             (255,362)        165,176

Income tax expense (credits)                          (87,000)         56,000
                                                  -----------     -----------

    Net income (loss)                             $  (168,362)    $   109,176
                                                  ===========     ===========

    Earnings (loss) per common share and
      common share equivalent                     $     (1.64)    $      0.64
                                                  ===========     ===========


   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED
                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                      JUNE 30,        JUNE 30,
                                                       1997            1996
                                                    -----------     -----------
Revenues:
  Standard premium earned, net of discounts        $ 16,032,491     $ 13,886,313
  Less premium ceded for reinsurance                 11,534,789        9,796,467
                                                   ------------     ------------
    Net premium earned                                4,497,702        4,089,846
                                                   ------------     ------------

  Less Loss and loss adjustment expenses              2,922,277        2,440,036
                                                   ------------     ------------

    Premiums available for operations                 1,575,425        1,649,810

  Interest earnings                                     292,554          469,779
                                                   ------------     ------------

Policy acquisition and other underwriting
  expenses                                            2,298,096        1,836,589
                                                   ------------     ------------

       Income (loss) before income taxes               (430,117)         283,000

Income tax expense (credits)                           (146,000)          96,000
                                                   ------------     ------------

    Net income (loss)                              $   (284,117)    $    187,000
                                                   ============     ============

    Earnings (loss) per common share and
      common share equivalent                      $      (2.77)    $       1.40
                                                   ============     ============

   The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                                 BALANCE SHEETS
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                     ASSETS

                                                       JUNE 30      DECEMBER 31,
                                                        1997            1996
                                                     -----------    ------------
                                                     (Unaudited)

Investments with fixed maturities                    $ 7,198,821     $ 8,708,519
Cash and cash equivalents                                827,741       2,155,583
Premiums receivable, less allowance for
  doubtful accounts 1997 $1,552,856;
  1996 $1,247,602                                      7,604,339       4,078,520
Reinsurance and related recoverables:
  Paid claim recoverable                                  79,751            --
  Loss and loss adjustment expenses                   23,025,864      21,516,000
  Prepaid reinsurance premiums                              --            49,782
Accrued investment income                                 91,840         122,318
Prepaid expenses                                       2,200,113       3,200,485
Deferred and refundable income taxes                     861,000       1,474,093
Deferred policy acquisition costs                        286,428         260,004
Equipment, less accumulated depreciation
  1997 $186,164; 1996 $102,709                           625,851         640,202
Other assets, net                                         73,921          76,948
                                                     -----------     -----------
                                                     $42,875,669     $42,282,454
                                                     ===========     ===========

 The accompanying notes are an integral part of these financial statements.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                           BALANCE SHEETS - CONTINUED
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                 RESERVES, LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     JUNE 30       DECEMBER 31,
                                                       1997           1996
                                                   -----------    -------------
                                                    (Unaudited)

Reserves for losses and loss adjustment expenses   $ 29,898,561    $ 31,982,392
Liabilities:
  Accounts payable and accrued expenses               2,834,381       2,099,679
  Unearned and return premium payable                 3,080,609       2,411,708
  Advances from parent                                  396,938            --
  Income taxes payable                                   80,804            --
  Deferred gain on loss portfolio transfer              494,209         644,209
                                                   ------------    ------------
                                                      6,886,941       5,155,596
Commitments and contingencies
  Total reserves and liabilities                     36,785,502      37,137,988
Stockholders' equity:
  Convertible preferred stock series A, 6%
    cumulative, $1 par value, authorized shares
    1,900,000; 223,144 shares outstanding at
    June 30, 1997; 248,885 shares issued and
    outstanding at December 31, 1996 aggregate
    liquidation preference of $2,231,440 at
    June 30, 1997 and $2,488,850 at December 31,
    1996                                                223,144         248,885
  Additional paid-in capital, preferred series A      2,008,296       2,251,816
  Convertible preferred stock series B, $1 par
    value, authorized, issued and outstanding
    5,100,000 shares at June 30, 1997 and
    3,600,000 shares at December 31, 1996             5,100,000       3,600,000
  Common stock, $1 par value, authorized
    15,000,000 shares; 102,501 shares issued
    and outstanding at June 30, 1997 and
    December 31, 1996                                   102,501         102,501
  Accumulated (deficit)                              (1,343,774)     (1,058,736)
                                                   ------------    ------------
                                                      6,090,167       5,144,466
                                                   ------------    ------------
                                                   $ 42,875,669    $ 42,282,454
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED) AND
                        THE YEAR ENDED DECEMBER 31, 1996

                                                               ADDITIONAL
                                                                PAID-IN
                                      PREFERRED STOCK           CAPITAL                      RETAINED
                                 --------------------------    PREFERRED        COMMON       EARNINGS
                                   SERIES A        SERIES B     SERIES A         STOCK      (DEFICIT)
                                 -----------    -----------   -----------    -----------   -----------
Balance, January 1, 1996         $   221,805    $ 3,200,000   $ 1,996,845    $   102,501   $   (21,880)

  Preferred stock issued              55,972        400,000       503,748           --            --

  Preferred stock canceled           (28,892)          --        (248,177)          --            --

  Preferred dividends
    paid at $.60 per share              --             --            --             --        (114,227)

  Net (loss)                            --             --            --             --        (922,629)
                                 -----------    -----------   -----------    -----------   -----------

Balance, December 31, 1996           248,885      3,600,000     2,252,416        102,501    (1,058,736)

  Preferred stock issued
    (Unaudited)                        4,888      1,500,000           242           --            --

  Preferred stock canceled
    (Unaudited)                      (30,629)          --        (244,362)          --            --

  Preferred series A dividends
    paid                                --             --            --             --            (921)

  Net income (Unaudited                 --             --            --             --        (284,117)
                                 -----------    -----------   -----------    -----------   -----------

Balance June 30, 1997
  (Unaudited)                    $   223,144    $ 5,100,000   $ 2,008,296    $   102,501   $(1,343,774)
                                 ===========    ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.


              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                             JUNE 30,        JUNE 30,
OPERATING ACTIVITIES                                           1997            1996
                                                            -----------    -----------

     Net income (loss)                                      $  (284,117)   $   187,000
     Adjustments:
          Change in net insurance reserves                   (3,593,695)    (4,365,378)
          Change in premiums receivable                      (3,525,819)        77,574
          Deferred and refundable income taxes                  613,093         98,000
          Accrued income taxes                                   80,804     (1,050,000)
          Other                                               2,318,773      1,445,419
                                                            -----------    -----------
               Net cash and cash equivalents
               (used in) operating activities                (4,390,961)    (3,607,385)
                                                            -----------    -----------
INVESTING ACTIVITIES

     Proceeds from investment dispositions and maturities     2,694,242      2,815,140
     Purchase of investments                                 (1,190,781)          --
     Payments for other assets                                     --           (3,888)
     Purchase of equipment                                      (67,098)      (247,049)
     Payments of advances, net                                     --         (286,565)
                                                            -----------    -----------
          Net cash and cash equivalents
          provided by investing activities                    1,436,363      2,277,638
                                                            -----------    -----------

FINANCING ACTIVITIES

     Net advances received from parent                          396,938           --
     Preferred series A dividends paid                             --          (43,971)
     Net proceeds from issuance of preferred stock            1,229,818        276,490
                                                            -----------    -----------
          Net cash and cash equivalents provided
               by financing activities                        1,626,756        232,519
                                                            -----------    -----------

     Net increase (decrease) in cash and cash equivalents    (1,327,842)    (1,097,228)

     Cash and cash equivalents, beginning of period           2,155,583      2,242,245
                                                            -----------    -----------

     Cash and cash equivalents, end of period               $   827,741    $ 1,145,017
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

             ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                   UNAUDITED


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

NOTE 2 - EARNINGS PER SHARE

     Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. Earnings per common share were calculated by dividing net income by the adjusted average number of common shares outstanding. Net income was adjusted by preferred dividends declared and paid during April 1996. There was no change in the average number of outstanding common shares from December 31, 1995, and there was no dilution of common stock because the preferred stock is not convertible to common stock before January 1, 2000. The calculation of earnings per share for the six month periods ended June 30, 1997 and 1996 is based upon the following information:

                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------
       Net income (loss)                           $   (284,117)  $     187,000
       Dividends applicable to Convertible
         Series A, 6% cumulative preferred stock            --          (43,971)
                                                   -------------  -------------

                                                   $   (284,117)  $     143,029
                                                   ============   =============

NOTE 3 - INVESTMENTS

     Investment activity for the period ending June 30, 1997 consisted of the collection of maturities fixed maturity securities and proceeds from the sale of securities to comply with regulatory portfolio requirements. Investment activity for the period ending June 30, 1996 consisted entirely of the collection of maturities and early call proceeds of fixed maturity securities.

NOTE 4 - INCOME TAXES

     The provision for income taxes for the periods ended June 30, 1997 and 1996 are as follows:

                                                       1997            1996
                                                   -----------      ----------
       Federal income taxes currently payable
         (refundable)                              $        --      $       --
       Deferred federal income taxes                  (146,000)         96,000
                                                   -----------      ----------
                                                   $  (146,000)     $   96,000
                                                   ===========      ==========

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

     The deferred LPT premium is earned in the ratio of assumed losses paid to total assumed losses. Deferred LPT premium earned for the periods ended June 30, 1997 and 1996 totalled $150,000 and $245,036, respectively.

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

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

NOTE 5 - REINSURANCE (CONTINUED)

     The Company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the Company will pay the shortfall.

     The following table summarizes the effect of reinsurance on premiums earned and insurance losses and loss adjustment expenses for the periods ended June 30, 1997 and 1996:

          Premiums earned:                                     1997           1996
                                                           ------------   ------------
            Direct                                         $ 15,882,491   $ 13,641,277
            Recognized from LPT deferred gain                   150,000        245,036
            Ceded                                           (11,534,789)    (9,796,467)
                                                           ------------   ------------
              Net premiums earned                          $  4,497,702   $  4,089,846
                                                           ============   ============

          Insurance losses and loss adjustment expenses:
            Direct                                         $  9,519,569   $  8,290,933
            Ceded                                            (6,334,792)    (5,850,897)
                                                           ------------   ------------
              Net insurance losses                         $  3,184,777   $  2,440,036
                                                           ============   ============

NOTE 6 - LEGAL PROCEEDINGS

     From time to time, the Company may be involved in workers' compensation proceedings relating to claims arising out of its operations in the normal course of business. As of the date of this filing, the Company is not a party to any legal proceedings outside of its ordinary workers compensation settlement business or proceedings instituted by the Company for premium collection which management believes would materially affect the financial position or operations of the Company with the exception of the matter described below.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997

RESULTS OF OPERATIONS

The Company is reporting a net loss before taxes for the second quarter of 1997 of $255,362 based on premium volume of approximately $7.8 million for the quarter compared to income before taxes for the second quarter of 1996 of $165,176 based upon premium volume of $7.0 million. The net loss before taxes for the first six months is $430,117 compared to a gain of $283,000 for the first six months of 1996. Annualized premium as of June 30, 1997 amounts to approximately $32 million compared to approximately $28 million reported for calendar year 1996 in the Company's Form 10-K. The Company's loss ratio increased from 53.1% for the quarter ended June 30, 1996 to 63.3% for the quarter ended June 30, 1997. The year to date loss ratio for 1997 is 64.9% as compared to 59.7% for the first six months of 1996. The 1997 loss ratio is higher due to an effort to strengthen loss reserves in the first half of 1997. These reserves will be adjusted after an actuarial analysis is completed.

The operating expense ratio increased from 49.7% for the second quarter of 1996 to 53.1% for the second quarter of 1997. The operating expense ratio for six months is 51.1% compared to 44.9% for six months 1996. The primary reason for these increases is due to increases in marketing and underwriting personnel and costs associated with the programming and implementation of the Company's new policy administration software. These additions to personnel and other increased costs were anticipated by the Company in order to stimulate growth in premium writings which is the Company's primary emphasis. Increases in operating costs without corresponding premium increase necessarily results in a deterioration of the operating expense ratio.

The combined ratio, which is the sum of the loss ratio and expense ratio, increased from 102.8% for the second quarter of 1996 to 116.4% for the second quarter of 1997. The years loss and expense ratio increased from 104.6% in June 1996 to 109.5% as of June 1997. The investment ratio (investment incomes divided by net earned premium) decreased from 11.1 for the second quarter of 1996 to 6.7% for the second quarter of 1997 resulting in operating ratios of 91.7% for the second quarter of 1996 and 109.7% for the second quarter of 1997. The operating ratio for the year is 109.5% for 1997 and 93.1 % for 1996.

As reported in the Company's Form 10-K, premium ceded to reinsurers includes proportional quota-share reinsurance at a 70% cession level, which is comparable to the second quarter of 1996. As a result of the refinancing undertaken by the Company's parent, Associated Business and Commerce Holdings, Inc. ("Holdings") with TIG Reinsurance Company as discussed below, the quota-share reinsurance provisions for 1997 differ from those in effect for 1996 through an increase in the effective ceding commission from 27% in 1996 to approximately 28.3% for 1997.

As suggested above, the Company's primary emphasis is being directed toward the development of new agency relationships and enhancements of product offerings to existing insureds in an effort to increase premium volume in order to offset the effects of the increases in fixed overhead. Without an increase in premium volume, the Company may be forced to undertake reductions in overhead, re-negotiate quota-share arrangements or take such other actions which could adversely impact the Company's long term growth plan.

              ASSOCIATED BUSINESS & COMMERCE INSURANCE CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1997

For statutory purposes, the Company reported a net after tax loss of $279,113 for the second quarter of 1997 compared to statutory income of $871,273 for the second quarter of 1996. After tax statutory losses for the six months ending June 30, 1997 are $282,858 compared to a gain of $892,827 at June 30, 1996. The primary differences in Statutory reporting compared to GAAP reporting relate to the provision for income taxes at the statutory level. This expense is decreasing due to a decrease in the Company's net reserve as a result of the full absorption of the 70% quota-share arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As anticipated, cash flows from operating activities for the first six months of 1997 were a negative $1.3 million compared to negative cash flows of $1.1 million for the first six months of 1996. Continuing negative cash flows from operations has been anticipated because of the Company's quota-share arrangements with its reinsurers.

The Company's quota-share arrangements commenced effective October 1, 1995 and it is anticipated that payments to the reinsurers pursuant to the quota-share treaties will exceed the amount of claim recoveries due from the reinsurers through the end of 1997. Depending upon premium growth, it is expected that amounts due from reinsurers for claim recoveries will offset amounts otherwise due for ceded premium with no further adverse impact upon cash flows. However, if the Company's operating expenses, net of quota-share reimbursements, exceed net operating revenues, then cash flows may continue negative requiring further liquidation of fixed-maturity investments.

As described in the Company's Form 10-K, and as set forth within the statement of changes in stockholders equity included in this filing, Holdings has invested an additional $1,900,000 in the Company's Series B Preferred Stock between December, 1996 and March 31, 1997 pursuant to Holdings' refinancing of its debt to Underwriters Reinsurance Company. TIG Reinsurance Company has invested a total of $6,000,000 in Holdings which has effectively increased Holdings' investment in the Company by $2,400,000, of which $1,900,000 is in the form of Series B Preferred and an additional $500,000 in the form of a working capital advance. These new proceeds will further the Company's ability to weather the current soft market of workers' compensation insurance in Florida and will provide a cushion to the Company's statutory surplus which, as of June 30, 1997, is at approximately $5.2 million or approximately $1.2 million in excess of the current surplus required by statute of $4,000,000.

                         ASSOCIATED BUSINESS & COMMERCE
                            Part II Other Information
                                  June 30, 1997

ITEM I.  LEGAL PROCEEDINGS
There have been no significant developments in those matters discussed in Item 3 of the Company's Form 10-K for 1996.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
The semi-annual dividend of $.30 which would have payable on April 1, 1997 on the 6% Cumulative Preferred Series A stock has not been declared or paid . The total amount of such arrearage on the date of the filing of this report is $68,974. The dividends accrue in accordance with the term of the Preferred Series A stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
Not Applicable

EXHIBIT INDEX
     a)  Exhibit 27  Financial Data Schedule
     b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the six months ending June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASSOCIATED BUSINESS & COMMERCE
                                    INSURANCE CORPORATION

                                    Registrant

Date:   August 15, 1997             /s/ JAMES R. NAU
                                    --------------------------------
                                    James R. Nau
                                    President


Date:   August 15, 1997             /s/ DONALD J. MORRIS
                                    --------------------------------
                                    Donald J. Morris
                                    Vice President
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
-------

  27      Financial Data Schedule (for SEC use only).